Form 10-Q
period 2003-04-30
KMART HOLDING CORP
filed 2003-06-16
CIK 1229206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
                               --------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 000-50278
                    ---------

                            KMART HOLDING CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          32-0073116
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

  3100 West Big Beaver Road -- Troy, Michigan                      48084
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (248) 463-1000
                                                               --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes  X    No
                                     ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes  X    No
                                     ---      ---

As of May 30, 2003, 89,677,509 shares of Common Stock of Kmart Holding Corporation were outstanding.

                                      INDEX

PART I               FINANCIAL INFORMATION                                                                       PAGE
------               ---------------------                                                                       ----
Item 1.              Financial Statements

                     Condensed Consolidated Statements of Operations (Unaudited) --                                3
                     Predecessor Company -- for the 13-weeks ended April 30, 2003 and May 1, 2002

                     Condensed Consolidated Balance Sheets (Unaudited) --                                          4
                     Successor Company -- as of April 30, 2003
                     Predecessor Company -- as of May 1, 2002 and January 29, 2003

                     Condensed Consolidated Statements of Cash Flows (Unaudited) --                                5
                     Predecessor Company -- for the 13-weeks ended April 30, 2003 and May 1, 2002

                     Notes to Unaudited Condensed Consolidated Financial Statements                              6-21

Item 2.              Management's Discussion and Analysis of Results of Operations and Financial                22-28
                     Condition

Item 3.              Quantitative and Qualitative Disclosures about Market Risk                                   29

Item 4.              Controls and Procedures                                                                      29

PART II              OTHER INFORMATION
-------              -----------------

Item 1.              Legal Proceedings                                                                            30

Item 2.              Changes in Securities and Use of Proceeds                                                    30

Item 3.              Defaults Upon Senior Securities                                                              30

Item 5.              Other Information                                                                          30-31

Item 6.              Exhibits and Reports on Form 8-K                                                           31-32

                     Signatures                                                                                   33

                     Certifications                                                                             34-36

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          PREDECESSOR COMPANY
                                                                        ------------------------
                                                                            13 WEEKS ENDED
                                                                          APRIL 30,    MAY 1,
                                                                            2003        2002
                                                                          ----------  ---------
    Sales                                                                   $ 6,181    $ 7,181
    Cost of sales, buying and occupancy                                       4,762      6,436
                                                                            -------    -------
    Gross margin                                                              1,419        745
    Selling, general and administrative expenses                              1,421      1,670
    Restructuring, impairment and other charges                                  37         --
    Equity income in unconsolidated subsidiaries                                  7          5
                                                                            -------    -------
    Loss before interest, reorganization items, income taxes and
       discontinued operations                                                  (32)      (920)
    Interest expense, net (contractual interest for 13 week periods ended
       April 30, 2003 and May 1, 2002 was $124 and $102, respectively)           57         33
    Reorganization items, net                                                   769        251
    Benefit from income taxes                                                    (6)       (12)
                                                                            -------    -------
    Loss before discontinued operations                                        (852)    (1,192)

    Discontinued operations                                                     (10)      (250)
                                                                            -------    -------
    Net loss                                                                $  (862)   $(1,442)
                                                                            =======    =======

    Basic/diluted loss before discontinued operations                       $ (1.63)   $ (2.37)
    Discontinued operations                                                   (0.02)     (0.50)
                                                                            -------    -------
    Basic/diluted net loss per common share                                 $ (1.65)   $ (2.87)
                                                                            =======    =======
    Basic/diluted weighted average shares (millions)                          522.7      502.9


See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                            SUCCESSOR               PREDECESSOR
                                                                             COMPANY                  COMPANY
                                                                           ------------       ------------------------
                                                                             APRIL 30,        MAY 1,       JANUARY 29,
                                                                               2003            2002            2003
                                                                           ------------       --------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $  1,232        $  1,829        $    613
  Merchandise inventories                                                       4,431           5,255           4,825
  Receivable from Plan Investors                                                  187               -               -
  Accounts receivable                                                             382             316             473
  Other current assets                                                            322             281             191
                                                                             --------        --------        --------
TOTAL CURRENT ASSETS                                                            6,554           7,681           6,102

Property and equipment, net                                                        10           5,972           4,892
Other assets and deferred charges                                                  96             219             244
                                                                             --------        --------        --------
TOTAL ASSETS                                                                 $  6,660        $ 13,872        $ 11,238
                                                                             ========        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Long-term debt due within one year                                        $      8        $      -        $      -
   Accounts payable                                                             1,160           1,658           1,248
   Accrued payroll and other liabilities                                        1,321             659             710
   Taxes other than income taxes                                                  274             237             162
                                                                             --------        --------        --------
TOTAL CURRENT LIABILITIES                                                       2,763           2,554           2,120

Long-term debt and notes payable                                                  108               -               -
Capital lease obligations                                                         415             694             623
Pension obligation                                                                854               -               -
Other long-term liabilities                                                       807             140             181
                                                                             --------        --------        --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                     4,947           3,388           2,924

LIABILITIES SUBJECT TO COMPROMISE                                                   -           7,805           7,969

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Predecessor Company
  (redemption value $898 and $648, respectively)                                    -             889             646
Successor preferred stock 20,000,000 shares authorized;
  0 outstanding                                                                     -               -               -
Predecessor common stock $1 par value, 1,500,000,000 shares
  authorized; 502,689,273 and 519,123,988 shares outstanding, respectively          -             503             519
Successor common stock $0.01 par value, 500,000,000 shares
  authorized, 89,677,509 shares outstanding                                         1               -               -
Capital in excess of par value                                                  1,712           1,697           1,922
Accumulated deficit                                                                 -            (410)         (2,742)
                                                                             --------        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                         $  6,660        $ 13,872        $ 11,238
                                                                             --------        --------        --------

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                PREDECESSOR COMPANY
                                                               ----------------------
                                                                   13 WEEKS ENDED

                                                                 APRIL 30,   MAY 1,
                                                                   2003       2002
                                                               ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                   $  (862)   $(1,442)
      Adjustments to reconcile net loss
         to net cash provided by operating activities:
                Discontinued operations non-cash charges              40        247
                Restructuring, impairments and other charges           2        558
                Reorganization items, net                            769        251
                Depreciation and amortization                        177        181
                Equity income in unconsolidated subsidiaries          (7)        (5)
                Dividends received from Meldisco                      36         45
                Cash used for store closings and other charges       (64)       (39)
                Change in:
                  Inventories                                        480       (109)
                  Accounts payable                                  (117)     1,104
                  Deferred income taxes and taxes payable            (16)        (9)
                  Other assets                                       125        198
                  Other liabilities                                   32         40
                                                                 -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            595      1,020
                                                                 -------    -------
NET CASH (USED FOR) PROVIDED BY REORGANIZATION ITEMS                 (19)        12
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property and equipment                    64          -
      Capital expenditures                                            (4)       (52)
                                                                 -------    -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                  60        (52)
                                                                 -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net borrowings on DIP Credit Facility                            -       (300)
      Payments on debt                                                (1)       (47)
      Debt issuance costs                                              -        (30)
      Payments on capital lease obligations                          (16)       (19)
                                                                 -------    -------
NET CASH USED FOR FINANCING ACTIVITIES                               (17)      (396)
                                                                 -------    -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              619        584
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         613      1,245
                                                                 -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 1,232    $ 1,829
                                                                 =======    =======



See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

1.       PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

                  CHAPTER 11 REORGANIZATION

                  On January 22, 2002 ("Petition Date"), Kmart Corporation ("Predecessor Company") and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court") under case numbers 02 B 02462 through 02 B 02499. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003 ("Confirmation Date"). During the reorganization proceedings, the Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

                  On May 6, 2003, ("Effective Date") the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of the Debtors' Plan of Reorganization and became a wholly-owned subsidiary of Kmart Management Corporation, which is a newly-formed, wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or "Successor Company"). Kmart is the nation's third largest discount retailer and the sixth largest general merchandise retailer.

                  In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 -- Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods prior to April 30, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to our 2003 and 2002 results of operations refer to the Predecessor Company.

                  PLAN INVESTORS

                  At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held and we issued 14 million shares of new common stock to affiliates of ESL and Third Avenue, in exchange for $127, net of $13 of commitment fees and Plan Investor expenses. In addition, we issued a 9%, $60 principal amount convertible note to affiliates of ESL. The principal and accrued interest in respect to the 9% convertible note is convertible at any time, at the option of the holder, into new common shares at a conversion price equal to $10 per share. ESL was also granted the option, exercisable at its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new common shares at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement dated January 24, 2003 (as amended, the "Investment Agreement").

                  ESL and its affiliates beneficially own over 50% of the common stock of the Successor Company, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the $60 convertible note issued to affiliates of ESL. Each of the Plan Investors is represented on our Board of Directors.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                  DISCHARGE OF LIABILITIES
                  (all amounts in actual dollars unless otherwise noted)

                  On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. New common stock of the Successor Company was issued in satisfaction of certain of those claims. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares issued to affiliates of ESL and Third Avenue in exchange for $127 million, net of $13 million of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and
         Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, Kmart has established an independent creditor litigation trust ("Creditor Trust") for the benefit of the Predecessor Company's pre-petition creditors and equity holders, to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations. The following table outlines the discharge of the Predecessor Company's Liabilities subject to compromise pursuant to the Plan of Reorganization:

                    TYPE OF CLAIM/SECURITY                               TREATMENT UNDER THE PLAN OF REORGANIZATION
                    ----------------------                               ------------------------------------------
      Class 1 - Secured Claims                                       100% cash recovery.

      Class 3 - Pre-petition Lender Claims                           Issued 18,723,775 shares of new common stock of the
                                                                     Successor Company and cash recovery of $243 million.

      Class 4 - Pre-petition Note Claims                             Issued 25,008,573 shares of new common stock of the
                                                                     Successor Company.

      Class 5 - Trade Vendor and Lease Rejection                     Issued 31,945,161 shares of new common stock of the
      Claims over $30,000                                            Successor Company.

      Class 6 - Other Unsecured Claims over $30,000                  Claim holders will receive their pro-rata share of the
                                                                     "Other Unsecured Claims Cash Payment" on the third anniversary of the effective date of the Plan of Reorganization.

      Class 7 - General Unsecured Convenience Claims                 Recovery to be paid in cash equal to 6.25% of allowed
      less than or equal to $30,000                                  claims or $1,825 if the amount of such allowed claims
                                                                     is greater than $30,000 and the holder of such claim has made the convenience claim election. In addition, the holder of any
                                                                     General Unsecured Convenience Claim may elect to be treated, in lieu of payment, as a Trade Vendor/Lease Rejection claim
                                                                     holder.

      Class 8 - Trust Preferred Obligations                          These obligations were cancelled upon emergence.
                                                                     Holders may receive, as described below, recoveries
                                                                     under the Creditor Trust.

      Class 10 - Subordinated Security Claims                        Current holders, together with those who held common
                                                                     stock of the Predecessor Company, may receive up to
                                                                     2.5% of the recoveries under the Creditor Trust.

      Class 11 - Existing Common Stock                               The Predecessor Company's stock was cancelled upon
                                                                     emergence.  Holders, together with those who hold
                                                                     Subordinated Security Claims, may receive up to 2.5% of
                                                                     the recoveries under the Creditor Trust.

      Class 12 - Other Interests                                     Cancelled -- no recovery.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                  Holders of Pre-petition Note Claims, Trade Vendor and Lease Rejection Claims over $30,000, Other Unsecured Claims over $30,000 and Trust Preferred Obligations will receive their pro-rata share of recoveries in the Creditor Trust (excluding up to 2.5% of such recoveries, which may be payable to holders of Subordinated Securities Claims and Predecessor Company's Common Stock).

                  In addition to the classes described above, the Plan of Reorganization allows for two additional classes of claims, Class 2 -- Other Priority Claims and Class 9 -- Intercompany Claims. The Class 2 claims are primarily claims held by current and former employees for unpaid wages, salaries, bonuses, severance pay, vacation pay and other unpaid employee benefits. We believe we have paid all such amounts and therefore should be no significant amount of such claims if any, that remain unpaid. The Class 9 claims are claims by one or more of Kmart and its affiliates against other Kmart affiliates on account of various matters. Kmart, at its option, may either reinstate or eliminate intercompany claims.

                  There are also other unclassified claims, including administrative claims, priority tax claims, Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims. Administrative claims will receive a 100 % cash recovery; priority tax claims will receive a 100% cash recovery, paid over a six-year period beginning on their assessment date; and the Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims were assumed by the Successor Company.

                  CLAIMS RESOLUTION

                  We continue to make progress in the reconciliation and settlement of the various classes of claims. On June 11, 2003, we filed a motion with the Bankruptcy Court requesting approval to make an interim distribution to approximately 12,472 claims with an allowed claim amount of approximately $730.2 on the first distribution date specified in the Plan of Reorganization as June 30, 2003. In addition, the court has previously entered orders allowing claims aggregating approximately $389 million that, subject to the approval of the motions by the court, will receive an interim distribution on June 30, 2003. These two claims will also receive an interim distribution on June 30, 2003. If the above and related motions are approved by the Bankruptcy Court, we anticipate distributing approximately 4.2 million shares to the holders of Class 5 claims from the shares previously issued to us as disbursing agent with respect to such claims and approximately $1.7 in cash to holders of Class 7 claims. Due to the significant volume of claims filed to-date and the anticipated receipt of additional claims by June 20, 2003 (the bar date for certain cure claims and administrative claims), it is premature to estimate the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization.

2.       BASIS OF PRESENTATION

                  These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Readers of these statements should refer to the Predecessor Company's audited consolidated financial statements and notes thereto which are included in its Annual Report on Form 10-K for the year ended January 29, 2003. Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

                  SOP 90-7 requires that the financial statements for the period following the Chapter 11 filing through the Confirmation Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. The unaudited Condensed Consolidated Balance Sheet distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                  In accordance with SOP 90-7, we adopted Fresh-Start accounting as of the Confirmation Date. However, in light of the proximity of such date to our quarter end, for accounting purposes, the effects of Fresh-Start accounting and the Plan of Reorganization, including the cancellation of the existing common stock and the issuance of the new common stock, have been reported "as if" they occurred on April 30, 2003. References to the Successor Company in the unaudited Condensed Consolidated Financial Statements and the Notes thereto refer to the Company on and after April 30, 2003, after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting. The April 30, 2003 Successor Company financial statements are unaudited. In connection with subsequent filings with the Securities and Exchange Commission, we have engaged PricewaterhouseCoopers LLP as the independent accountants to audit these financial statements.

3.       FRESH-START ACCOUNTING

                  FRESH-START ADJUSTMENTS

                  In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values. Such fair values represent our best estimates based on independent appraisals and valuations.

                  To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies,
         (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, to $10 in accordance with SFAS No. 141.

                  As part of the provisions of SOP 90-7, we are required to adopt, for the current reporting period, all accounting guidance that is effective within a twelve-month period. See Note 20 - Recently Adopted Accounting Pronouncements for a discussion of the impact on our financial statements of the accounting guidance we were required to adopt.

                  CHANGES TO SIGNIFICANT ACCOUNTING POLICIES

                  Fresh-Start accounting requires the selection of appropriate accounting policies for the Successor Company. The significant accounting policies disclosed in the Predecessor Company's Annual Report on Form 10-K for the year ended January 29, 2003 will continue to be used by the Successor Company except for the policy related to merchandise inventories. We have elected to change the method of accounting for our merchandise inventories from the last-in, first-out ("LIFO") method to the first-in, first out ("FIFO") method. We believe that this change is preferable to provide a better matching of expenses and revenues given falling product costs that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis. As part of the provisions of Fresh-Start accounting, we did not restate our financial statements for prior periods.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         The following table reflects the reorganization adjustments to Kmart's unaudited Condensed Consolidated Balance Sheet as of April 30, 2003:

                                                    PREDECESSOR                                                    SUCCESSOR
                                                      COMPANY                                                       COMPANY
                                                      APRIL 30,       FRESH START                                   APRIL 30,
                                                        2003          ADJUSTMENTS        RECAPITALIZATION             2003
                                                     ----------       -----------        ----------------          ----------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $    1,232        $       -             $     -               $    1,232
   Merchandise inventories                                4,446              (15)                  -                    4,431
   Other current assets                                     528              168  (1)            195  (2)                 891
                                                     ----------        ---------             -------               ----------
    TOTAL CURRENT ASSETS                             $    6,206        $     153             $   195               $    6,554

   Property and equipment, net                            4,623           (4,613) (1)              -                       10
   Other assets and deferred charges                        212             (154) (1)             38  (2)                  96
                                                     ----------        ---------             -------               ----------

TOTAL ASSETS                                         $   11,041        $  (4,614)            $   233               $    6,660
                                                     ==========        =========             =======               ==========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Long-term debt due within one year                $        -        $       -             $     8  (2)          $        8
   Accounts payable                                       1,151                -                   9  (2)               1,160
   Other current liabilities                                915              117  (1)            563  (2)               1,595
                                                     ----------        ---------             -------               ----------
    TOTAL CURRENT LIABILITIES                        $    2,066        $     117             $   580               $    2,763

   Long-term debt                                             -                -                 108  (2)                 108
   Capital lease obligations                                415                -                   -                      415
   Other long-term liabilities                              174              279  (1)          1,208  (2)               1,661
                                                     ----------        ---------             -------               ----------
    TOTAL LIABILITIES NOT                                 2,655              396               1,896                    4,947
     SUBJECT TO COMPROMISE

   LIABILITIES SUBJECT TO COMPROMISE                      8,896              114  (1)         (9,010) (2)                   -

   Trust convertible securities                             387             (387) (1)              -                        -
   Other comprehensive income                              (908)             908  (1)              -                        -
   Common stock                                             537             (537) (1)              1  (3)                   1
   Other equity                                            (526)          (5,108) (1)          7,346  (4)               1,712
                                                     ----------        ---------             -------               ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY (DEFICIT)                    $   11,041        $  (4,614)            $   233               $    6,660
                                                     ==========        =========             =======               ==========

         1. To adjust assets and liabilities to fair market value ("FMV"), and reflect the writeoff of Predecessor Company's equity and the application of negative goodwill to long-lived assets.
         2. To record assumption or discharge of Liabilities subject to compromise and cash to be received from the Plan Investors.
         3.       To record par value of new common stock for the Successor
                  Company.
         4. To record gain on discharge of liabilities subject to compromise and additional paid-in-capital of new common stock for the Successor Company.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

4.       DISCONTINUED OPERATIONS

                  During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. SFAS No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the Company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company determined that it has met the second criteria, as upon closure of the stores, operations cease and the Company has no continuing involvement. To determine if cash flows have been or will be eliminated from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to a remaining open store, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, we identified a small number of stores closed in fiscal 2002 that met the criteria for discontinued operations; however, in management's opinion they were not considered material to our consolidated results of operations and were not separately presented. Upon closure of the 316 stores in 2003, which included a substantial exit of the state of Texas, we reevaluated the 283 stores that were closed in 2002 and the 316 stores closed in 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores receiving discontinued operations treatment for all periods presented in our unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and May 1, 2002.

                                                        13 Weeks Ended
                                                    April 30,        May 1,
                                                      2003           2002
                                                   ----------     ----------
Sales                                              $      232     $      458
Cost of sales, buying and occupancy                       150            585
                                                   ----------     ----------

Gross margin                                               82           (127)
Selling, general and administrative expenses               43            100
Restructurings, impairments and other charges               5              -
Reorganization items, net                                  44             23
                                                   ----------     ----------

Net loss from discontinued operations              $      (10)     $    (250)
                                                   ==========      =========

5.       DEBT RESTRUCTURING

         Exit Financing Facility

                  On May 6, 2003, our $2 billion exit credit agreement (the "Exit Financing Facility"), which was an integral part of the Plan of Reorganization, syndicated by General Electric Capital Corporation, Fleet Retail Finance Inc. and Bank of America, N.A became effective. Debt issuance costs associated with the Exit Financing Facility totaled $58 and will be amortized through May 2006. The Exit Financing Facility is a revolving credit facility under which Kmart Corporation is the borrower and contains an $800 letter of credit subfacility. Availability under the Exit Financing Facility is also subject to an inventory borrowing base formula. The Exit Financing Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Exit Financing Facility is secured by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors. Borrowings under the Exit Financing Facility currently bear interest at either the Prime rate plus 2.5% per annum or the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Exit Financing Facility if Kmart meets certain earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") targets. In addition, we are required to pay a fee based on the unutilized commitment under the Exit Credit Facility equal to 0.75% per annum.

                  The Exit Financing Facility financial covenants include a requirement that Kmart maintain minimum availability of $100 under the facility and a restriction on capital spending. In the event that Kmart fails to maintain certain specified excess availability minimums under the Exit Financing Facility, Kmart will also be required to maintain minimum levels of EBITDA. The Exit Financing Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations.

         Predecessor Company Debt

                  Borrowings of the Predecessor Company were available through the Court-approved $2 billion debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. Debt issuance costs of $71 were amortized through April 30, 2003. The DIP Credit Facility was a revolving credit facility under which the Predecessor Company was the borrower and the rest of the Debtors were guarantors, and was collateralized by first liens on substantially all of the Debtors assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens). Borrowings under the DIP Credit Facility were denominated in U.S. dollars bearing interest at the Prime Rate plus 2.5% per annum, or at the Predecessor Company's option, in Eurodollars bearing interest at the LIBOR rate plus 3.5% per annum. On May 6, 2003, in connection with the Debtors' emergence from Chapter 11, the DIP Credit Facility was terminated.

                  Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited from paying interest on unsecured pre-petition debts.

                  Included in Interest expense, net in the unaudited Condensed Consolidated Statements of Operations is interest income of $1, for the 13-week periods ended April 30, 2003 and May 1, 2002. On the Petition Date, we stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $67 and $69 for the 13-week periods ended April 30, 2003 and May 1, 2002, respectively.

6.       SPECIAL CHARGES

                  Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, we instituted certain restructuring actions to improve our operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. Their effect on the 13-weeks ended April 30, 2003 and May 1, 2002 are summarized below.

         Accelerated Depreciation

                  During the fourth quarter of fiscal 2002, we analyzed our stores based on profitability, lease terms and geographic areas. As a result of the analysis we decided to close 316 stores, and in light of the shortened recoverability period in the stores to be closed, recorded $52 during the 13 week-period ended April 30, 2003 for accelerated depreciation on unimpaired assets to be disposed of following the store closings. Of the charge, $47 is included in Restructurings, impairments and other charges and $5 is included in Discontinued operations in the unaudited Condensed Consolidated Statements of Operations.

         Corporate Cost Reduction Initiatives

                  During the fourth quarter of 2002, we announced our intention to eliminate positions at our corporate headquarters and positions nationally that provide corporate support in the first quarter of 2003. As a result of the expected job eliminations, we recorded a charge of $36 during the fourth quarter of fiscal 2002. For the 13 week-period ended April 30, 2003 we recorded a credit of $10 as a result of a change in our estimated expense. This credit is included in Restructurings, impairments and other charges in the accompanying unaudited Condensed Consolidated Statements of Operations.

         Markdowns for Inventory Liquidation

                  During the first quarter of fiscal 2002, we recorded a charge of $758 to write-down inventory to be liquidated at our 283 closing stores to net realizable value. Of the charge, $542 is included in Cost of sales, buying and occupancy and

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         $216 is included in Discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations.

                  Of the charge, $384 relates to the write-down of inventory to estimated selling value in connection with liquidation sales in the 283 stores for which we received Court approval to close on March 20, 2002. The liquidation sales and store closings were completed on June 2, 2002. In addition, a charge of $266 was recorded related to the acceleration of markdowns on approximately 107,000 stock keeping units
         (SKUs) of inventory items that were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The SKUs were no longer carried as part of our product assortment in our remaining open stores and were reduced to estimated selling value. The remaining $108 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores.

7.       REORGANIZATION ITEMS, NET

                  Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13-week periods ended April 30, 2003, and May 1, 2002, the following have been recorded:

                                                                         April 30,         May 1,
                                                                           2003             2002
                                                                         -------          -------
              Gain on extinguishment of debt                             $(5,642)         $     -
              Revaluation of assets and liabilities                        5,642                -
              Fleming settlement                                             385                -
              2003 store closings                                            158                -
              Estimated claims for rejected executory contracts              200                -
              2002 store closings                                              -              203
              Other                                                           26               48
                                                                         -------          -------
              Reorganization items, net                                  $   769          $   251
                                                                         =======          =======

                  The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13-week periods ended April 30, 2003 and May 1, 2002:

         Gain on extinguishment of debt/Revaluation of assets and liabilities

                  See Note 3 -- Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

         Fleming settlement

                  On February 3, 2003, we announced that we had terminated our supply relationship with Fleming by means of a rejection of the 2001 contract through the Debtor's Chapter 11 reorganization. As part of the bankruptcy proceedings, Fleming filed a claim of $1.5 billion on March 11, 2003. Kmart and Fleming came to an agreement on a settlement of Fleming's claims, and on March 27, 2003, the Court approved our settlement of all claims asserted by Fleming. Under the settlement, Kmart paid Fleming $15 of Fleming's net post-petition administrative claim, which exceeded $30. Additionally, Fleming's general unsecured claim was reduced from approximately $1.5 billion to $385, which was recorded in the first quarter of 2003.

         2003 store closings

                  On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval, we

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         commenced store closing sales which were completed by April 13, 2003. In accordance with SFAS No. 144, 66 of the 316 closed stores were considered discontinued operations (see Note 4 -- Discontinued Operations). As a result of our decision to close the 316 stores, we charged to our closed store reserve $214 for lease terminations and other costs, of which $56 was recorded to discontinued operations and the remaining $158 was recorded to Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. In addition, we reclassified $181 of capital lease obligations to the closed store reserve. The reserve for estimated costs was recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." On April 30, 2003, upon adoption of Fresh-Start accounting, this reserve was discharged in accordance with the Plan of Reorganization, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code.

         2002 store closings

                 On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. In accordance with SFAS No. 144, 55 of the 283 closed stores are considered discontinued operations (see Note 4 -- Discontinued Operations). As a result of our decision to close the 283 stores, we charged to our closed store reserve $228 for lease terminations and other costs, of which $25 was recorded to Discontinued operations and the remaining $203 was recorded to Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. In addition, we reclassified $144 of capital lease obligations to the closed store reserve. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". On April 30, 2003, upon adoption of Fresh-Start accounting, this reserve was discharged in accordance with the Plan of Reorganization, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code.

                  As a result of both store closing actions, Kmart's existing store base has been reduced from 2,114 stores prior to the announcement of the 2002 store closings to 1,513 upon completion of the 2003 store closings.

         Estimated claims for rejected executory contracts

                 For the 13-weeks ended April 30, 2003, we recorded expense of $200 for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contract. Our estimate of claims may be different from amounts filed by our creditors. Differences between amounts filed and our estimate will be investigated and resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code.

         Other reorganization items

                  For the 13-weeks ended April 30, 2003, we recorded professional fees of $43, employee costs of $66 relating to the Key Executive Retention Plan ("KERP"), a gain of $17 for the sale of pharmacy lists, income of $65 for lease auction proceeds related to the 2003 and 2002 closed stores, a gain of $15 for the settlement of pre-petition liabilities and net expenses of $14 for other miscellaneous reorganization items. For the 13-weeks ended May 1, 2002, we recorded professional fees of $38, employee costs of $26, a gain of $14 for the sale of pharmacy lists, a gain of $5 for the settlement of pre-petition liabilities and net expense of $3 for other miscellaneous reorganization items.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

8.       RESTRUCTURING RESERVE ACTIVITY

                  The following table provides information regarding reserve activity during the 13 week periods ended April 30, 2003 and May 1, 2002. As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged in accordance with the Plan of Reorganization. See Note 3 - Fresh-Start Accounting for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization.

                                                               13 Weeks Ended
                               ----------------------------------------------------------------------------------
                                        April 30, 2003                             May 1, 2002
                                 2002       2002        2000         2002        2001       2001        2000
                               Employee    Store      Strategic     Store     BlueLight    Supply    Strategic
                               Severance  Closings     Actions     Closings     .com       Chain      Actions
                               ---------  --------    ---------    --------   ---------    ------    ---------

Balance, beginning of year       $ 69       $294       $ 95         $  -         $ 18       $ 11       $ 98

Additions charged to                7          -          -          228            -          -          -
operations
Reclassifications                   -          -          -          144            -          -          -
                                 ----       ----       ----         ----         ----       ----        ---
Total additions                     7          -          -          372            -          -          -

Reductions:
  Cash payments:
    Lease obligations               -          -          -            -            -          -          3
    Employee costs                 40          -          -            -            -          4          -
    Contractual obligations         -          -          -            -            1          -          -
Non-cash reductions:
    Discharge of liabilities        -        294         95            -            -          -          -
                                 ----       ----       ----         ----         ----       ----        ---
Balance, end of period           $ 36       $  -       $  -         $372         $ 17       $  7       $ 95
                                 ====       ====       ====         ====         ====       ====       ====


9.       TRADE VENDORS' LIEN PROGRAM

                  On May 6, 2003, the post-emergence Trade Vendors' Lien Program became effective. Under this program, certain vendors who provide retail merchandise to us on credit after May 6, 2003, or who had provided merchandise to us on credit after the Petition Date and before May 6, 2003 which was not paid for as of May 6, 2003, were granted mortgages on certain unencumbered owned and operated real properties (the "Trade Vendor Lien"). The Trade Vendor Lien expires by its terms on May 6, 2005, and may be terminated at the sole discretion of Kmart on or after May 6, 2004.

                  In addition, under the Plan of Reorganization, any person or entity acquiring property under the Plan of Reorganization, and any creditor and/or equity security holder of the Debtors or the reorganized Kmart entities is deemed to have contractually subordinated any existing or future claim, right or interest they may have in and to any proceeds received from the disposition, release or liquidation of any of Kmart's and Kmart's subsidiaries' leasehold interests in any open and operating stores as of May 6, 2003 to the claims of the trade vendors participating in the Trade Vendors' Lien Program. The lenders under the Exit Financing Facility and certain other parties are not subordinated in this regard. So long as the Trade Vendors' Lien is still effective (i) we may not encumber, sell, lease, transfer or otherwise dispose of or take other action to impair the subordination granted under the program with respect to more than 20% of the fair market value of the leases subject to the program, and (ii) any loan or investment under a certain amount by ESL or Third Avenue is subject to the subordination set forth in the provision. This claims subordination terminates upon termination or expiration of the Trade Vendors' Lien.

10.      PROPERTY HELD FOR SALE

                  Included in Other current assets in our unaudited Condensed Consolidated Balance Sheet for the period ended April 30, 2003, is $160 of property held for sale, accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The $160 consists primarily of 11 closed store locations and undeveloped property. We are actively marketing the properties and expect to sell them within one year. For the 13-week period ended April 30, 2003, we recorded a $7 loss on the impairment of certain property held for sale. The loss is

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         recorded in Selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.

11.      WORKERS' COMPENSATION

                  In March 2002, the Court issued an order providing for the continuation of our existing surety bond coverage, which permits us to self-insure our workers' compensation programs in various states. We have recently begun discussions with certain of the issuers of the surety bonds regarding the further continuation of the bonds, either on the terms as set forth in the Court's surety order or on other terms acceptable to us. If our discussions prove unsuccessful and the existing surety bonds were to be cancelled, we could lose our self-insured status in the states covered by the surety bonds and be required to pursue alternative workers' compensation issuance programs. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security, (ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) as a last resort, participating in state-assigned risk and/or state fund insurance programs. Although it is too soon to predict the likelihood that we would have to implement an alternative workers' compensation program, or to estimate the cost of any resulting program, we expect any such costs would exceed levels incurred historically. However, we do not expect any such additional costs to have a material adverse effect on our financial position or results of operation.

12.      INCOME TAXES

                  We recorded a full valuation allowance against our net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. Accordingly, we have not recognized any tax benefit from our losses in the first quarters of 2003 and 2002. The $6 tax benefit recorded in the first quarter of fiscal 2003 relates to a special provision of the Internal Revenue Code that allows a 10-year carryback of certain losses. The $12 tax benefit recorded in the first quarter of fiscal 2002 related primarily to amounts refunded to Kmart as a result of the Job Creation and Worker Assistance Act of 2002, which was enacted in the first quarter of fiscal 2002.

13.       LOSS PER SHARE

                  We calculate loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic and dilutive earnings per share information is presented in the unaudited Condensed Consolidated Statements of Operations. For the 13-week periods ended April 30, 2003 and May 1, 2002, a net loss was incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. For the 13-week period ended April 30, 2003, dilutive common stock equivalents include options to purchase 43.3 million shares of common stock at prices ranging from
         4.86 to 24.03 and potential conversion of certain trust preferred securities of 25.5 million common shares. All outstanding stock options and trust convertible securities of the Predecessor Company were cancelled in accordance with the Plan of Reorganization. For the 13-week period ended May 1, 2002, dilutive common stock equivalents include options to purchase 54.6 million shares of common stock at prices ranging from $4.86 to $26.03 and potential conversion of certain trust convertible preferred securities of 59.9 million common shares. At the time of emergence, we issued stock options to ESL and our Chief Executive Officer.

14.      STOCK BASED COMPENSATION

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides three alternative methods of transition to the fair value method of accounting for stock options. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

                  The Predecessor Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" and related interpretations. The intrinsic value method does not require the recognition of expense for the fair value of stock-based compensation. As previously discussed all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                  In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation expense on net loss and loss per share, had we applied the fair value method, is as follows:

                                                                             13 Weeks Ended
                                                                   April 30, 2003       May 1, 2002
                                                                   --------------       -----------
Net loss, as reported                                                   ($ 862)          ($1,442)
Deduct:  Total stock-based employee compensation income
   (expense) determined under the fair value-based method
   for all awards, net of related tax effects                               38               (11)
                                                                        ------           -------
Pro forma net loss                                                      ($ 824)          ($1,453)
                                                                        ======           =======

Basic/diluted loss per share:
        As reported                                                     ($1.65)          ($ 2.87)
                                                                        ======           =======
        Pro forma                                                       ($1.58)          ($ 2.89)
                                                                        ======           =======

                  No stock options of the Predecessor Company were granted following the Predecessor Company's Chapter 11 filing. Upon emergence from Chapter 11, all outstanding awards of the Predecessor Company's stock-based compensation programs were cancelled. Pro-forma stock-based employee compensation income of $38 for 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

15.      COMPREHENSIVE LOSS

                  Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. For the 13-week period ended April 30, 2003, comprehensive loss included a minimum pension liability adjustment of $94 which was subsequently eliminated through the application of Fresh-Start accounting. Comprehensive loss and net loss are equivalent for the 13-week period ended May 1, 2002.

16.      RELATED PARTY TRANSACTIONS

                  Commencing March 2002, Kmart engaged various services of AP Services (formerly known as JA&A Services), a consulting firm, whose Chairman and another Principal held executive officer positions within Kmart. Specifically, their Chairman, Albert A. Koch, previously served as our Chief Financial Officer, and another Principal, Edward J. Stenger, previously served as our Treasurer. We recorded expenses of $7 and paid fees of $5 for the 13-weeks ended April 30, 2003, and recorded expenses of $3 and paid fees of $1 for the 13-weeks ended May 1, 2002, respectively, to the firm for services rendered under the consulting agreement, including the services of Messrs. Koch and Stenger.

17.      INVENTORIES AND COST OF MERCHANDISE SOLD

                  For the periods ended January 29, 2003 and May 1, 2002, our inventory is accounted for using the LIFO method. Inventories valued on LIFO at January 29, 2003 and May 1, 2002 were $190 and $269 lower, respectively, than the amounts that would have been reported under the FIFO method. As required by SOP 90-7, inventories at April 30, 2003 were stated at fair value. As previously discussed, we elected to change our method of accounting for merchandise inventories from LIFO to FIFO, see Note 3 -- Fresh Start Accounting.

18.      INVESTMENTS IN AFFILIATED RETAIL COMPANIES

         Meldisco

                  Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS. We are aware that FTS will be restating its financial statements for prior periods. As a result, we have not received final financial statements for fiscal 2002 or the first quarter of fiscal 2003 for Meldisco at the time of our filing of this Quarterly Report on Form 10-Q. For the 13-weeks ended April 30, 2003, we have received preliminary financial statements and believe they provide a reliable basis for making a reasonable estimate of $7 of equity income. For the 13-week period ended April 30, 2003, Meldisco had net sales of $246. For the 13-week period ended May 1, 2002, Meldisco had net sales of $307, gross profit of $139 and net income of $17. We do not expect the restatement to have a material effect on our equity income from Meldisco.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

19.      OTHER COMMITMENTS AND CONTINGENCIES

         Contingent Liabilities

                  The Predecessor Company had (i) guaranteed obligations for real property leases of certain Debtors and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases were assigned pre-petition; (ii) contingent liabilities under real property leases assigned by Kmart pre-petition; and (iii) guaranteed indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. To the extent not expressly assumed or reinstated under the Plan of Reorganization these guarantees were discharged subject to pre-petition claims administration.

         Legal Proceedings

             Fair Labor Standards Litigation

                  Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to Kmart's classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code, and Kmart's alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the United States District Court for the Eastern District of California (Henderson v. Kmart), the United States District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages could have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed and enjoined as a result of Kmart's Chapter 11 proceedings and confirmation of the Plan and, based on our initial investigations, we believe that we have meritorious defenses to each of these claims. We presently do not expect to have any material financial exposure as a result of these cases.

                  Kmart is a defendant in a putative class action pending in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. The plaintiff claims he represents a class of all current and former Kmart employees who have been improperly denied overtime pay. This case was filed on March 4, 2003 and is currently pending in the U.S. District Court for the Northern District of Oklahoma. At this time, the likelihood of a material unfavorable outcome is not considered probable.

                  There is an increasing trend of high profile class action litigation, particularly in the retail industry, against employers of large numbers of people which allege violations of the FLSA. Other companies against which these cases have been filed have paid significant settlements and/or had significant judgments entered against them. Kmart has a large employee base; however no FLSA class actions against Kmart have yet been certified. The actions described above are the only FLSA related matters that are currently pending against Kmart.

                  To the extent that any awards are granted to the respective plaintiffs, the Successor Company will be responsible only for any portion of any such award relating to a post-petition period. Any portion of any such award that is a monetary claim relating to a pre-petition period will be addressed in accordance with the Plan of Reorganization.

         Securities Action Litigation

                  Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles
         C. Conaway, former CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of the Predecessor Company's common stock and seek, among other things, damages under
         Section 10b-5 of the Securities and Exchange Act of 1934. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of the

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         Predecessor Company's securities between March 13, 2001 and May 15, 2002, and added former officers and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation.

                  On July 31, 2002, attorneys for plaintiffs in the then pending class action lawsuits filed a class proof of claim in the Court (the "Class Proof of Claim") on behalf of the plaintiffs and all purchasers of the Predecessor Company's common stock between May 17, 2001 and January 22, 2002, inclusive. The Class Proof of Claim, which is asserted against the Debtors, reserved the right to identify additional claimants or members of the class group in the future. In support of the Class Proof of Claim, the claimants rely on the above-referenced class actions filed against the parties identified above. The claimants state that the grounds for liability are alleged damages for violations of federal securities laws, including the Securities Exchange Act of 1934, in connection with the purchase or acquisition of the Predecessor Company's common stock by the claimants during the class period. The Class Proof of Claim alleges that the Debtors are liable to the claimants for damages in a sum not presently determinable but believed to be not less than $700 in the aggregate, plus interest, costs and allowed attorneys' fees.

                  On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company's stock; failure to provide complete and accurate information about the Predecessor Company's common stock; and failure to provide accurate information regarding our financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of Kmart as defendants. Kmart is not a defendant in this litigation. On July 29, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $180.

                  On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships (the "Softbank Funds") that purchased stock of Bluelight.com, a subsidiary of Kmart, naming Charles C. Conaway, as former CEO and Chairman of the Board of Kmart, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for the Predecessor Company's stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10b-5 of the Securities and Exchange Act of 1934 and Section 410 of the Michigan Uniform Securities Act. Kmart was not a defendant in this litigation. On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois. This lawsuit seeks $33 from the defendant for alleged breach of fiduciary duty in connection with the failure of the Predecessor Company to cause the registration of the plaintiffs' shares of the Predecessor Company's common stock to become effective. This claim is essentially the same as count I of the lawsuit that was dismissed on January 16, 2003. On May 2, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $56.

                  The foregoing actions, which were brought by or on behalf of holders of common stock of the Predecessor Company and are referred to as "Securities Actions" under the Plan of Reorganization, were brought against persons other than the Company and, therefore, were not extinguished when we emerged from Chapter 11. Accordingly, to the extent that any awards are granted to the respective plaintiffs under these actions and a claim is allowed against the Predecessor Company under the proofs of claim previously filed with the Court, the allowed claim, to the extent not covered by insurance, will be addressed in accordance with the Plan of Reorganization. Except as noted above, the foregoing actions relate to periods occurring prior to the Petition Date. Any obligations which we may have with respect to a claim for indemnification by any of the defendants will be governed by the terms of the Plan of Reorganization.

         Other and Routine Actions

                  Kmart is a defendant in a putative class action pending in Colorado relating to proper access to facilities for the disabled under the Americans with Disabilities Act ("ADA"). The plaintiff claims he represents a class of disabled customers who have been improperly denied access to facilities required under the ADA. This case was filed on October 1, 1999 and is currently pending in the United States District Court in Denver, Colorado. This action has been stayed pursuant to the automatic bankruptcy stay and the plan injunction. No class has been certified. At this time, the likelihood of a material unfavorable outcome is not considered probable.

                  We are a party to a substantial number of other claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by us when we emerged or

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts.

                  We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our balance sheet as of April 30, 2003 only reflects potential losses for which the Successor Company may have ultimate responsibility.

         Investigative Matters

                  Kmart has been provided with copies of anonymous letters that were sent to the SEC, our auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purported to be sent by certain of our employees. The letters were referred to the Predecessor Company's Audit Committee of the Board of Directors, which engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan with respect to the investigations of these matters. The staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principles at the end of fiscal 2001, as well as the Staff's intention to continue to pursue its investigation of these matters. The United States Attorney for the Eastern District of Michigan also is undertaking an inquiry into these matters. A detailed discussion of the investigation and stewardship review, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as
         Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

                  After consultation with the statutory committees in our Chapter 11 proceedings, we have determined that the Creditor Trust is the preferred available mechanism for resolving any legal claims that arose out of these investigations. As part of the Plan of Reorganization, the trustee of the trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating such claims. Pursuant to the Plan of Reorganization and various confidentiality orders issued by the Court, we will share with the trustee evidence gathered and certain work product developed during the investigations.

20.      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires a liability for the cost of an asset retirement obligation be recognized and measured initially at fair value in the period in which the liability is incurred. The asset retirement costs are capitalized as part of the long-lived asset and depreciated over the asset's life. The provisions of SFAS No. 143 were effective for this fiscal year beginning January 30, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial statements.

                  In June 2002, the FASB issued SFAS No. 146, which supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. As a result of adopting the provisions of this standard, certain lease termination and other restructuring costs were recognized in the first quarter of 2003 that otherwise would have been recognized in the fourth quarter of 2002.

                  In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, effective for the Predecessor Company's fiscal year ended January 29, 2003, resulted in certain co-op advertising recoveries which would previously have been recorded as a reduction of SG & A, being recorded as a reduction of Cost of sales, buying and occupancy.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 provides guidance on the identification and consolidation of variable interest entities ("VIEs"). VIEs

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         are defined in FIN No. 46 as entities that have insufficient equity at risk or have equity investors who lack characteristics of a financial controlling interest. This Interpretation requires the primary beneficiary of an unconsolidated variable interest entity to consolidate the VIE if the entity does not effectively disperse risks among the parties involved. We have performed an analysis, and we have determined that there were no entities that require consolidation upon adoption of this standard.

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As required by SOP 90-7, the Company must adopt, as of the current reporting period, all accounting guidance that would otherwise become effective within the next twelve months. We have adopted SFAS No. 149 effective April 30, 2003. There was no impact to the Company upon the adoption of SFAS No. 149 as we currently do not hold any derivative instruments or participate in hedging activities.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. As required by SOP 90-7, we are required to adopt, as of the current reporting period, all accounting guidance that is effective within the next twelve month period. We have adopted SFAS No. 150 effective April 30, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

21.      SUBSEQUENT EVENTS

                  On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart has resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc.; however, she will serve as the Chief Creative Officer and remain on the Board of Directors. To-date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand product lines.

                  On June 10, 2003 our common stock began trading on the NASDAQ National Market System under the symbol KMRT. The common stock had previously traded on the OTC Bulletin Board.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

                  This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

         o        general economic conditions,
         o weather conditions, including those which affect buying patterns of our customers,
         o marketplace demand for the products of our key brand partners, as well as the engagement of appropriate new brand partners,
         o changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
         o competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings,
         o the impact of external forces, such as the severe acute respiratory syndrome, on our business,
         o the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization,
         o our ability to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs,
         o our ability to properly monitor our inventory needs and remain in-stock,
         o our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
         o        our ability to operate pursuant to our Exit Financing
                  Facility,
         o        regulatory and legal developments,
         o our ability to attract, motivate and/or retain key executives and associates,
         o        our ability to attract and retain customers,
         o our ability to offset the negative effects that filing for reorganization under Chapter 11 has had on our business, including the loss in customer traffic and the impairment of vendor relations,
         o our ability to obtain and maintain normal terms with vendors and service providers,
         o our ability to maintain contracts, including leases, that are critical to our operations,
         o our ability to implement our long-term strategy and/or develop a market niche,
         o        our ability to fund and execute our business plan, and
         o        other factors affecting business beyond our control.

                  Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise that we make or are made on our behalf speak only as of the date of this report, or if not contained herein, as of the date when made, and we do not undertake to update these risk factors or such forward-looking statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         OVERVIEW

                  On the Petition Date, Kmart Corporation (the Predecessor Company), and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed the Plan of Reorganization and a related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003.

                  On the Effective Date, the Predecessor Company emerged from reorganization proceedings under Chapter 11 pursuant to the terms of the Debtors' Plan of Reorganization and became a wholly-owned subsidiary of Kmart Management Corporation, which is a newly-formed, wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation (the Successor Company). Kmart is the nation's third largest discount retailer and the sixth largest general merchandise retailer.

                  In accordance with SOP 90-7, we adopted Fresh-Start accounting as of the Confirmation Date. However, in light of the proximity of such date to our fiscal quarter end, we have applied, for accounting purposes, the effects of Fresh-Start accounting and the Plan of Reorganization, including the cancellation of the existing common stock and the issuance of the new common stock, "as if" they occurred on April 30, 2003. Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 -- Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods prior to April 30, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to our 2003 and 2002 results of operations refer to the Predecessor Company.

                  At the time of emergence, the Plan Investors made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held and we issued 14 million shares of new common stock to affiliates of ESL and Third Avenue, in exchange for $127, net of $13 of commitment fees and Plan Investor expenses. In addition, we issued a 9%, $60 principal amount convertible note to the affiliates of ESL. The principal and unpaid interest in respect to the 9% convertible note is convertible at any time, at the option of the holder, into new common shares at a conversion price equal to $10 per share. ESL also was granted the option, exercisable in its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new Common Shares at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement.

                  ESL and its affiliates beneficially own over 50% of the common stock of the Successor Company, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the $60 convertible note issued to affiliates of ESL. Each of the Plan Investors is represented on our Board of Directors.

                  The Plan of Reorganization became effective on May 6, 2003, at which time all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Holders of the Predecessor Company's stock may receive up to 2.5% of the recoveries under the Creditor Trust, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code. New common stock of the Successor Company was issued in satisfaction of certain of those pre-petition liability claims, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares of common stock of the Successor Company issued to affiliates of ESL and Third Avenue in exchange for $127, net $13 of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, Kmart has established a Creditor Trust for the benefit of the Predecessor Company's pre-petition

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         creditors and equity holders, to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.
                  The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

             o implementing our business plan and returning Kmart to profitability;
             o taking appropriate action to offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;
             o operating within the framework of our $2 billion Exit Financing Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor terms; and
             o attracting, motivating and/or retaining key executives and associates.

                  These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information" above.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

                  The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the information used to make these estimates as our business and the economic environment change. We have disclosed our critical accounting policies and estimates in the Predecessor Company's Annual Report on Form 10-K for the year ended January 29, 2003, filed with the Securities Exchange Commission on March 24, 2003. See Note 3 -- Fresh Start Accounting for a discussion of our change from the Last-in First-Out method of inventory valuation to the First-in First-Out method for our accounting for merchandise inventories.

         RESULTS OF OPERATIONS

                  The following Management's Discussion and Analysis ("MD&A") discussion provides a comparative analysis of operating results as reported for the 13-weeks ended April 30, 2003 and May 1, 2002.

                  Same-store sales and total sales decreased 3.2% and 13.9%, respectively, for the 13-weeks ended April 30, 2003 as compared to the same period from the previous year. The decrease in same store sales is primarily due to sluggish retail sales as a result of consumer concerns over the war with Iraq, general economic factors and unseasonable weather conditions. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of 2002.

                  Gross margin increased $674 to $1,419, for the 13-weeks ended April 30, 2003, from $745 for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 10.4% for the 13-week period ended May 1, 2002. The increase in gross margin is primarily related to the charge of $542 recorded in the first quarter of 2002 in conjunction with the store closing liquidation sales. In addition, our gross margin rate was positively affected by a favorable gross margin rate realized from closing store liquidation sales, a decrease in sales of food and consumables, which carry lower margins and a decrease in promotional markdowns, partially offset by the impact of clearance markdowns.

                  Selling, general and administrative expenses ("SG&A"), which includes advertising costs (net of co-op recoveries of $69 in fiscal
         2002) decreased $249 for the 13-weeks ended April 30, 2003 to $1,421, or 23.0% of sales, from $1,670, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A is primarily the result of the closure of 283 stores in the second quarter of 2002 and lower payroll and other related expenses in the first quarter of 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably impacted by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. These decreases were partially offset by co-op recoveries

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         recorded to SG&A in 2002, that are recorded to cost of sales, buying and occupancy in 2003, resulting from the application of EITF 02-16, "Accounting by a customer (Including a Reseller) for Certain Consideration Received from a Vendor," an increase in pension expense, and higher premiums for our workers' compensation insurance.

                  Operating loss for the 13-weeks ended April 30, 2003 was $32, or (0.5%) of sales, as compared to operating loss of $920, or (12.8%) of sales, for the same period of the prior year. The decrease in operating loss was primarily due to the 2002 charge for accelerated inventory markdowns of $542 in conjunction with store closing liquidations in the first quarter of fiscal 2002 and the decrease in SG&A as discussed above.

                  Net interest expense for the 13-weeks ended April 30, 2003 and May 1, 2002 was $57 and $33, respectively. The increase in interest expense is due to accelerated amortization on debt issuance costs related to our DIP Credit Facility in connection with our emergence from Chapter 11. Included in net interest expense is interest income of $1 for the 13-weeks ended April 30, 2003 and May 1, 2002. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 and May 1, 2002 was $67 and $69, respectively.

                  Effective income tax rate was (0.7%) and (1.0%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively, see Note 12 -- Income Taxes.

                  Significant changes were made to our unaudited Condensed Consolidated Balance Sheet to reflect the application of Fresh-Start accounting. See Note 3 -- Fresh Start Accounting for further details of the adjustments.

         LIQUIDITY AND FINANCIAL CONDITION

                  On May 6, 2003, our $2 billion Exit Financing Facility financed by General Electric Capital Corporation, Fleet Retail Finance, Inc. and Bank of America, N.A. became effective. Debt issuance costs associated with the Exit Financing Facility totaled $58 and will be amortized through May 2006. The Exit Financing Facility is a revolving credit facility under which Kmart Corporation is the debtor and its parent entities and most direct and indirect subsidiaries are guarantors. The Exit Financing Facility is collateralized by first liens on inventory, the proceeds thereof, and certain intellectual property necessary to realize the value of the inventory. Borrowings under the Exit Financing Facility currently bear interest at either the Prime rate plus 2.5% per annum or the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Exit Financing Facility if Kmart meets certain EBITDA targets. In addition, we are required to pay a fee based on the unutilized commitment under the Exit Financing Facility equal to 0.75% per annum. The Exit Financing Facility financial covenants include a requirement that Kmart maintain minimum availability of $100 under the facility and a restriction on capital spending. In the event that Kmart fails to maintain certain specified excess availability minimums under the Exit Financing Facility, Kmart will also be required to maintain minimum levels of EBITDA. The Exit Financing Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations.

                  Following the Petition Date and prior to emergence, the Predecessor Company utilized cash flows from operations and the Debtor-in-Possession Credit Facility ("DIP Credit Facility") as its primary sources of working capital. The DIP Credit Facility was a revolving credit facility under which the Predecessor Company was the borrower and the rest of the Debtors were guarantors.

                  Net cash provided by operating activities for the 13-weeks ended April 30, 2003 was $595 compared to net cash provided by operating activities of $1,020 for the same period in 2002. The decrease in cash provided by operating activities was primarily due to increased payments on accounts payable in the first quarter of 2003 as compared to the first quarter of 2002 due to the stay on pre-petition liabilities following our filing for protection under Chapter 11.

                  Net cash used for reorganization items was $19 for the 13-weeks ended April 30, 2003 compared to net cash provided by reorganization items of $12 for the same period in 2002. The change in cash used for reorganization items

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         relates primarily to 2003 payments under the Key Employee Retention Program ("KERP") and payments to retain bankruptcy advisors.

                  Net cash provided by investing activities was $60 for the 13-weeks ended April 30, 2003 compared to net cash used for investing activities of $52 for the same period in 2002. The change in net cash provided by investing activities is due to proceeds of $45 from the sale of four owned Kmart store locations, $18 from the sale of furniture and fixtures from our closed store locations, and a reduction in capital expenditures from $52 in 2002 to $4 in 2003.

                  Net cash used for financing activities was $17 for the 13-weeks ended April 30, 2003 compared to net cash used for financing activities of $396 for the comparable period in 2002. The decrease in cash used for financing activities is primarily the result of the repayment of $330, including debt issuance costs, on our DTP Credit Facility in 2002.

                  Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations are earned in the fourth quarter. Our results of operations and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 29% of total net sales in fiscal 2002. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year. To support the higher seasonal sales volume we experience a seasonal inventory build in October and November and, as a result, our usage of credit lines is higher for this period of the year. We believe that our Exit Financing Facility will be adequate to support our forecasted seasonal borrowing needs.

                  Our cash needs are satisfied through working capital generated by our business and funds available under our Exit Financing Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. Should, however, we experience a significant disruption of terms with our vendors, sales fail to improve, the Exit Financing Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

         Inflation

                  Inflation has not had a significant impact on our business over the past three years and we do not expect it to have a significant impact on operations in the foreseeable future, unless global or geo-political factors substantially affect the world economy.

         Future Liquidity Items

                  We expect to make payments of approximately $640 in conjunction with our emergence from Chapter 11. The actual amounts will depend upon the Reconciliation of Claims entitled to cash payments. We will fund these cash payments with existing cash balances and cash contributions received from the Plan Investors, including $60 aggregate principal amount of convertible notes and $127, net of $13 of commitment fees and Plan Investor expenses, for the purchase of new common shares of the Successor Company.

                  We do not expect to borrow from the Exit Financing Facility except in the normal course of business to fund the seasonal inventory build-up for the fourth quarter, as discussed above.

         Pension Plan

                  Prior to 1996, Kmart maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans (except for purposes of the subsidized early retirement program provided by the plan). The plans' assets consist primarily of equity and fixed income securities. For the past nine years, the Predecessor Company has not been required to make contributions to the plans.

                  In light of returns in the equity markets in 2003 and prior years, and the effect of such returns on the value of the plans' assets, we presently expect that we will be required to commence making significant contributions to the plans in 2005 or 2006, although it is possible that contributions could be required earlier. Given that the plans are frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         performance of the plans' assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 and $200 a year, or between $700 and $1 billion in the aggregate. The actual level of contributions will depend upon a number of factors, including actual demographic experience, pension fund returns and other changes affecting valuations.

                  In addition to the funding described above, as a result of the returns over the most recent years, decreases in our annual discount rate and expected rate of return on assets, we recorded pension expense in the first quarter, as opposed to income as has been recorded in the most recent years.

         FRESH-START ADJUSTMENTS

                  In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values. Fair values used represent our best estimates based on independent appraisals and valuations.

                  To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies,
         (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, to $10 in accordance with SFAS No. 141.

         DISCONTINUED OPERATIONS

                  During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. We identified 121 stores that met the criteria for discontinued operations (see Note 4 - Discontinued Operations). The results of operations for these 121 closed stores have been classified as discontinued operations for all periods presented in our unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and May 1, 2002.

                                                               13 Weeks Ended
                                                   -----------------------------------
                                                    April 30, 2003        May 1, 2002
                                                   ---------------     ---------------
Sales                                              $           232     $           458
Cost of sales, buying and occupancy                            150                 585
                                                   ---------------     ---------------
Gross margin                                                    82                (127)
Selling, general and administrative expenses                    43                 100
Restructurings, impairments and other charges                    5                   -
Reorganization items, net                                       44                  23
                                                   ---------------     ---------------
Net loss from discontinued operations              $           (10)    $          (250)
                                                   ===============     ===============


                  Of the 599 stores that were closed in 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-week period ended April 30, 2003, total sales, gross margin and SG&A for the 250 stores that were closed in fiscal 2003 and reported in continuing operations are $854, $291 and $125, respectively. For the 13-week period ended May 1, 2002, total sales, gross margin and SG&A for the 478 stores that were closed in fiscal 2003 and 2002 and reported in continuing operations were $1,674, ($267) and $373, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         SPECIAL CHARGES

                  Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, we instituted certain restructuring actions to improve our operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. For the 13-weeks ended April 30, 2003 and May 1, 2002 we recorded special charges of $42 and $758, respectively. For a comprehensive discussion see Note 6 -- Special Charges.

         REORGANIZATION ITEMS, NET

                  Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the unaudited Condensed Consolidated Statements of Operations. We recorded $769 and $251 for the 13-week periods ended April 30, 2003 and May 1, 2002, respectively, for reorganization items. The increase in Reorganization items, net is primarily due to the Fleming settlement of $385 and expense of $200 for estimated claims for rejected executory contracts. For a comprehensive discussion see Note 7 -- Reorganization items, net.

         OTHER MATTERS

                  Contingent Liabilities

                  The Predecessor Company had (i) guaranteed obligations for real property leases of certain Debtors and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases were assigned pre-petition; (ii) contingent liabilities under real property leases assigned by Kmart pre-petition; and (iii) guaranteed indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. To the extent not expressly assumed or reinstated under the Plan of Reorganization these guarantees were discharged subject to pre-petition claims administration.

         OTHER

                  On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart has resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc.; however, she will serve as the Chief Creative Officer and remain on the Board of Directors. To-date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects these events may have on the future sales of its Martha Stewart brand products.


                  On June 10, 2003, our common stock began trading on the NASDAQ National Market System under the symbol KMRT. The common stock had previously traded on the OTC Bulletin Board.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  At April 30, 2003, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Exit Financing Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

         ITEM 4.  CONTROLS AND PROCEDURES

                  Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision of our management Disclosure Committee (which includes the Chief Executive Officer and Acting Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

                  There have not been any significant changes to our internal controls or any other factors that could significantly affect these controls subsequent to the date of management's evaluation.

         PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  See Note 19 of the Notes to unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The Plan of Reorganization became effective on May 6, 2003, at which time all then-outstanding equity securities of the Predecessor Company, as well as substantially all pre-petition liabilities, were cancelled. New common stock of the Successor Company was issued in satisfaction of certain of those claims. Information concerning the new securities is summarized in Part I, Item 1, above, in Note 1 of the Notes to unaudited Condensed Consolidated Financial Statements and in our Registration Statement on Form 8-A filed May 6, 2003.

                  The new securities of the Successor Company issued on May 6, 2003 pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of common stock of the Successor Company, options to purchase 8,324,883 shares of common stock of the Successor Company and $60 million aggregate principal amount of convertible notes. The principal and accrued interest in respect to the 9% convertible note is convertible at any time, at the option of the holder, into new common shares at a conversion price equal to $10 per share. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares of common stock of the Successor Company, which were issued in exchange for $127 million, net of $13 million of commitment fees and Plan Investors expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of
         Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  As a result of its Chapter 11 filing, the Predecessor Company did not make principal or interest payments on unsecured indebtedness incurred prior to January 22, 2002. In addition, the Predecessor Company was not permitted to pay dividends on its trust convertible preferred securities. As of May 6, 2003, all unsecured indebtedness incurred by the Predecessor Company and the trust convertible preferred securities were cancelled.

         ITEM 5.  OTHER INFORMATION

                  Upon emergence from Chapter 11, the Board of Directors of Kmart Holding Corporation was fixed at nine. The members of the Board are: E. David Coolidge III, William C. Crowley, Julian C. Day, William Foss, Edward S. Lampert, Steven T. Mnuchin, Ann Reese, Brandon Stranzl and Thomas J. Tisch. Biographical information about our directors can be found on our web site www.kmart.com. Edward S. Lampert was appointed Chairman of the Board of Directors.

                  The Board of Directors established the following committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Finance Committee. The members of the committees are set forth below:

                  Audit Committee:

                           Ann Reese, Chair
                           E. David Coolidge III
                           Brandon Stranzl

                  Compensation and Incentives Committee:

                           Edward S. Lampert, Chair
                           Ann Reese
                           Thomas J. Tisch

                  Corporate Governance Committee:

                           Steven T. Mnuchin, Chair
                           William Foss

                           Thomas J. Tisch

                  Finance Committee:

                           Edward S. Lampert, Chair
                           William C. Crowley
                           Julian C. Day
                           Steven T. Mnuchin

                  Mr. Harold W. Lueken was appointed to the position of Senior Vice President, General Counsel and Secretary, effective May 12, 2003, and in connection with his appointment, entered into an employment agreement dated May 6, 2003.

                  The employment of Mr. Ronald B. Hutchison as Chief Restructuring Officer with Kmart terminated May 31, 2003. The employment of Michael T. Macik as Executive Vice President of Human Resources terminated effective May 1, 2003, pursuant to the terms of a separation agreement dated June 3, 2003.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as a part of this report:

                  Exhibit 1.1 -- Amended and Restated Certificate of Incorporation of Kmart Holding Corporation

                  Exhibit 1.2 -- By-Laws of Kmart Holding Corporation

                  Exhibit 4.1 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners, L.P.

                  Exhibit 4.2 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners II, L.P.

                  Exhibit 4.3 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Institutional Partners,
                                 L.P.

                  Exhibit 4.4 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Investors, L.L.C.

                  Exhibit 4.5 -- Registration Rights Agreement, dated May 6, 2003, by and among Kmart Holding Corporation, ESL
                                 Investments, Inc. and Third Avenue Trust, on behalf of certain of its investment series.

                  Exhibit 4.6 -- Guarantee Agreement, dated May 6, 2003, by and among Kmart Corporation, CRK Partners, L.P., CRK
                                 Partners II, L.P., ESL Institutional Partners, L.P. and ESL Investors L.L.C.

                  Exhibit 4.7 -- Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee.

                  Exhibit 4.8 -- First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart
                                 Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee.

                  Exhibit 10.1 --Credit Agreement, dated as of May 6, 2003, among Kmart Corporation, as Borrower, the other Credit
                                 Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as
                                 Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and
                                 Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail
                                 Finance Inc., as Co-Syndication Agent, Co-Collateral Agent and Lender Fleet Securities, Inc., as
                                 Co-Lead Arranger and Co-Book Runner, Bank of America, N.A., as Co-Syndication Agent and Lender,
                                 Banc of America Securities LLC, as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance
                                 LLC, as Co-Documentation Agent and Foothill Capital Corporation, as Co-Documentation Agent.

                  Exhibit 10.2 --Assignment and Assumption Agreement, dated as of May 6, 2003, between Kmart Holding Corporation and Kmart Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation.

                  Exhibit 10.3 --Kmart Holding Corporation Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day.

                  Exhibit 10.4 --Employment Agreement, dated as of May 6, 2003, between Kmart Management Corporation and Harold W.
                                 Lueken.

                  Exhibit 10.5 --Michael T. Macik Separation Agreement.

                  Exhibit 99.1 --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K with the SEC:

                  1. On March 7, 2003, the Predecessor Company filed a Current Report on Form 8-K to report the filing of the Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court.

                  2. On March 24, 2003, the Predecessor Company filed a Current Report on Form 8-K to report fourth quarter 2002 operating results.

                  3. On March 24, 2003, the Predecessor Company filed Current Reports on Form 8-K to report the filing of Monthly Operating Reports for the months of January and February with the Bankruptcy Court.

                  4. On April 17, 2003, the Predecessor Company filed a Current Report on Form 8-K to report certain financial information that was disclosed in the Bankruptcy Court as well as the First Amended Plan of Reorganization.

                  5. On April 30, 2003, the Predecessor Company filed a Current Report on Form 8-K to report the filing of the Findings of Fact, Conclusions of Law, and Order Under 11 U.S.C. Sections 1129(a) and (b) and Fed. R. Rule Bankr. P. 3020 Confirming the First Amended Joint Plan of Reorganization of Kmart Corporation and Its Affiliated Debtors and Debtors-in-Possession, as modified, dated April 22, 2003, and docketed by the Court on April 23, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.




                           Date:               June 16, 2003
                                         Kmart Holding Corporation
                                  ----------------------------------------------
                                                (Registrant)



                           By:               /s/ Julian C. Day
                                  ----------------------------------------------
                                                Julian C. Day
                                             PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER
                                        (Principal Executive Officer)

                                            /s/ Richard J. Noechel
                                  ----------------------------------------------
                                              Richard J. Noechel
                                              VICE PRESIDENT AND
                                                  CONTROLLER
                                  (Principal Accounting Officer and Co-Principal
                                              Financial Officer)

                                 CERTIFICATIONS

         I, Julian C. Day, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Kmart Holding Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: June 16, 2003


         /s/ Julian C. Day
         -----------------
         Julian C. Day
         Chief Executive Officer

                                 CERTIFICATIONS


I, Richard J. Noechel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kmart Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003



/s/ Richard J. Noechel
----------------------
Richard J. Noechel
Vice President and Controller (as Co-Principal Financial Officer)

                                 CERTIFICATIONS


I, James F. Gooch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kmart Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003



/s/ James F. Gooch
------------------
James F. Gooch
Vice President and Treasurer (as Co-Principal Financial Officer)

                                  Exhibit Index
                                  -------------

                  Exhibit No.                           Description
                  -----------                           -----------

                  Exhibit 1.1 -- Amended and Restated Certificate of Incorporation of Kmart Holding Corporation

                  Exhibit 1.2 -- By-Laws of Kmart Holding Corporation

                  Exhibit 4.1 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners, L.P.

                  Exhibit 4.2 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners II, L.P.

                  Exhibit 4.3 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Institutional Partners,
                                 L.P.

                  Exhibit 4.4 -- 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Investors, L.L.C.

                  Exhibit 4.5 -- Registration Rights Agreement, dated May 6, 2003, by and among Kmart Holding Corporation, ESL
                                 Investments, Inc. and Third Avenue Trust, on behalf of certain of its investment series.

                  Exhibit 4.6 -- Guarantee Agreement, dated May 6, 2003, by and among Kmart Corporation, CRK Partners, L.P., CRK
                                 Partners II, L.P., ESL Institutional Partners, L.P. and ESL Investors L.L.C.

                  Exhibit 4.7 -- Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee.

                  Exhibit 4.8 -- First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart
                                 Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee.

                  Exhibit 10.1 --Credit Agreement, dated as of May 6, 2003, among Kmart Corporation, as Borrower, the other Credit
                                 Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as
                                 Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and
                                 Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail
                                 Finance Inc., as Co-Syndication Agent, Co-Collateral Agent and Lender Fleet Securities, Inc., as
                                 Co-Lead Arranger and Co-Book Runner, Bank of America, N.A., as Co-Syndication Agent and Lender,
                                 Banc of America Securities LLC, as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance
                                 LLC, as Co-Documentation Agent and Foothill Capital Corporation, as Co-Documentation Agent.

                  Exhibit 10.2-- Assignment and Assumption Agreement, dated as of May 6, 2003, between Kmart Holding Corporation and Kmart Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation.

                  Exhibit 10.3 --Kmart Holding Corporation Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day.

                  Exhibit 10.4 --Employment Agreement, dated as of May 6, 2003, between Kmart Management Corporation and Harold W.
                                 Lueken.

                  Exhibit 10.5 --Michael T. Macik Separation Agreement.

                  Exhibit 99.1 --Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.