Form 10-Q/A
period 2003-04-30
KMART HOLDING CORP
filed 2003-08-08
CIK 1229206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1




 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2003
                               --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from         to
                               -------    --------

Commission File No. 000-50278
                    ---------

                            KMART HOLDING CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                              32-0073116
  -------------------------------------------------------------------------------------------------------------
               (State or other jurisdiction of                                (I.R.S. Employer
               incorporation or organization)                               Identification No.)

      3100 West Big Beaver Road -- Troy, Michigan                                   48084
  --------------------------------------------------------------------------------------------------------------
             (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code                       (248) 463-1000
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

                         Yes      X       No
                              ---------       -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes      X       No
                              ---------       -------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes      X       No
                              ---------       -------

As of May 30, 2003, 89,677,509 shares of Common Stock of Kmart Holding Corporation were outstanding.

PART I               FINANCIAL INFORMATION                                                                       PAGE

Item 1.              Financial Statements

                     Condensed Consolidated Statements of Operations (Unaudited) --                                4
                     Predecessor Company -- for the 13-weeks ended April 30, 2003 and (Restated) May
                     1, 2002

                     Condensed Consolidated Balance Sheets (Unaudited) --                                          5
                     Successor Company -- as of April 30, 2003
                     Predecessor Company -- as of May 1, 2002 and January 29, 2003

                     Condensed Consolidated Statements of Cash Flows (Unaudited) --                                6
                     Predecessor Company -- for the 13-weeks ended April 30, 2003 and May 1, 2002

                     Notes to Unaudited Condensed Consolidated Financial Statements                               7-23

Item 2.              Management's Discussion and Analysis of Results of Operations and Financial                 24-31
                     Condition

Item 3.              Quantitative and Qualitative Disclosures about Market Risk                                   32

Item 4.              Controls and Procedures                                                                      32

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                                                            33

Item 2.              Changes in Securities and Use of Proceeds                                                    33

Item 3.              Defaults Upon Senior Securities                                                              33

Item 5.              Other Information                                                                            34

Item 6.              Exhibits and Reports on Form 8-K                                                            34-36

                     Signatures                                                                                   37

                     Certifications                                                                              38-40

                                EXPLANATORY NOTE

                 The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to update the unaudited financial statements of Kmart Holding Corporation and its subsidiaries ("Kmart", "we", "us", or "our") filed with the Securities and Exchange Commission (SEC) on Form 10-Q on June 16, 2003 to properly classify certain losses previously classified as losses from discontinued operations. In particular, the loss from discontinued operations of $250 million previously reported for the 13-week period ended May 1, 2002, was reduced by approximately $83 million to $167 million, and cost of sales from continuing operations of $6.4 billion was increased by approximately $83 million, resulting in no impact to net income as previously reported.

                  The Items of our Quarterly Report on Form 10-Q for the 13-week period ended April 30, 2003 which are amended and restated herein are:

         1. Part I, Item 1 - Financial Statements, has been restated to reclassify certain losses from discontinued operations to continuing operations, as described above, for the 13-week period ended May 1, 2002.

         2. Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the items described in Part I, Item 1 above.

         3. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been re-executed.

         4. The certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed.

                  Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the June 16, 2003 filing of our Quarterly Report on Form 10-Q for the 13-week period ended April 30, 2003 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the items described in
         Part I, Item 1 above.

                  The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the 13-week period ended April 30, 2003 in the form filed with the SEC on June 16, 2003. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                  A copy of our audited financial statements for the 13-week period ended April 30, 2003 and fiscal years ended January 29, 2003, January 30, 2002 and January 31, 2001 is being filed separately as an exhibit to a Current Report on Form 8-K dated August 8, 2003.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                                 PREDECESSOR COMPANY
                                                                                          -------------------------------
                                                                                                   13 WEEKS ENDED
                                                                                             APRIL 30,         MAY 1,
                                                                                               2003             2002
                                                                                          ---------------   -------------
                                                                                                             (RESTATED)

    Sales                                                                                      $   6,181        $  7,181
    Cost of sales, buying and occupancy                                                            4,762           6,519
                                                                                          ---------------   -------------

    Gross margin                                                                                   1,419             662
    Selling, general and administrative expenses                                                   1,421           1,670
    Restructuring, impairment and other charges                                                       37               -
    Equity income in unconsolidated subsidiaries                                                       7               5
                                                                                          ---------------   -------------

    Loss before interest, reorganization items, income taxes and
        discontinued operations                                                                      (32)         (1,003)
    Interest expense, net (contractual interest for 13 week periods ended
        April 30, 2003 and May 1, 2002 was $124 and $102, respectively)                               57              33
    Reorganization items, net                                                                        769             251
    Benefit from income taxes                                                                         (6)            (12)
                                                                                          ---------------   -------------

    Loss before discontinued operations                                                             (852)         (1,275)

    Discontinued operations                                                                          (10)           (167)
                                                                                          ---------------   -------------

    Net loss                                                                                   $    (862)       $ (1,442)
                                                                                          ===============   =============

    Basic/diluted loss before discontinued operations                                          $   (1.63)       $  (2.54)
    Discontinued operations                                                                        (0.02)          (0.33)
                                                                                          ---------------   -------------
    Basic/diluted net loss per common share                                                    $   (1.65)       $  (2.87)
                                                                                          ===============   =============

    Basic/diluted weighted average shares (millions)                                               522.7           502.9





See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                    SUCCESSOR                  PREDECESSOR
                                                                                     COMPANY                     COMPANY
                                                                                 ----------------     -----------------------------
                                                                                    APRIL 30,             MAY 1,       JANUARY 29,
                                                                                      2003                 2002           2003
                                                                                 ----------------     -------------- --------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                           $    1,232          $   1,829       $     613
 Merchandise inventories                                                                  4,431              5,255           4,825
 Receivable from Plan Investors                                                             187                  -               -
 Accounts receivable, net of reserves of $153, $124 and $168                                382                316             473
 Other current assets                                                                       322                281             191
                                                                                 ----------------     -------------- --------------
TOTAL CURRENT ASSETS                                                                      6,554              7,681           6,102

Property and equipment, net                                                                  10              5,972           4,892
Other assets and deferred charges                                                            96                219             244
                                                                                 ----------------     -------------- --------------
TOTAL ASSETS                                                                         $    6,660          $  13,872       $  11,238
                                                                                 ================     ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Long-term debt due within one year                                                  $        8          $       -       $       -
 Accounts payable                                                                         1,160              1,658           1,248
 Accrued payroll and other liabilities                                                    1,321                659             710
 Taxes other than income taxes                                                              274                237             162
                                                                                 ----------------     -------------- --------------
TOTAL CURRENT LIABILITIES                                                                 2,763              2,554           2,120

Long-term debt and notes payable                                                            108                  -               -
Capital lease obligations                                                                   415                694             623
Pension obligation                                                                          854                  -               -
Other long-term liabilities                                                                 807                140             181
                                                                                 ----------------     -------------- --------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                               4,947              3,388           2,924

LIABILITIES SUBJECT TO COMPROMISE                                                             -              7,805           7,969

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Predecessor Company
 (redemption value $898 and $648, respectively)                                               -                889             646
Successor preferred stock 20,000,000 shares authorized;
 0 outstanding                                                                                -                  -               -
Predecessor common stock $1 par value, 1,500,000,000 shares authorized;
 502,689,273 and 519,123,988 shares outstanding, respectively                                 -                503             519
Successor common stock $0.01 par value, 500,000,000 shares
 authorized, 89,677,509 shares outstanding                                                    1                  -               -
Capital in excess of par value                                                            1,712              1,697           1,922
Accumulated deficit                                                                           -               (410)         (2,742)
                                                                                 ----------------     -------------- --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $    6,660          $  13,872       $  11,238
                                                                                 ================     ============== ==============





See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                  PREDECESSOR COMPANY
                                                                              ----------------------------
                                                                                      13 WEEKS ENDED
                                                                                APRIL 30,         MAY 1,
                                                                                  2003             2002
                                                                              -----------      -----------
                                                                                                (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $  (862)        $ (1,442)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
        Discontinued operations non-cash charges                                      40              247
        Restructuring, impairments and other charges                                   2              558
        Reorganization items, net                                                    769              251
        Depreciation and amortization                                                177              181
        Equity income in unconsolidated subsidiaries                                  (7)              (5)
   Dividends received from Meldisco                                                   36               45
   Cash used for store closings and other charges                                    (64)             (39)
   Change in:
         Inventories                                                                 480             (109)
         Accounts payable                                                           (117)           1,104
         Deferred income taxes and taxes payable                                     (16)              (9)
         Other assets                                                                125              198
         Other liabilities                                                            32               40
                                                                              -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            595            1,020
                                                                              -----------      -----------

NET CASH (USED FOR) PROVIDED BY REORGANIZATION ITEMS                                 (19)              12
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                                       64                -
   Capital expenditures                                                               (4)             (52)
                                                                              -----------      -----------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                  60              (52)
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on DIP Credit Facility                                               -             (300)
   Payments on debt                                                                   (1)             (47)
   Debt issuance costs                                                                 -              (30)
   Payments on capital lease obligations                                             (16)             (19)
                                                                              -----------      -----------
NET CASH USED FOR FINANCING ACTIVITIES                                               (17)            (396)
                                                                              -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              619              584
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         613            1,245
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 1,232         $  1,829
                                                                              -----------      -----------




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

                  There are also other unclassified claims, including administrative claims, priority tax claims, Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims. Administrative claims will receive a 100% cash recovery; priority tax claims will receive a 100% cash recovery, paid over a six-year period beginning on their assessment date; and the Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims were assumed by the Successor Company.

                  CLAIMS RESOLUTION

                  We continue to make progress in the reconciliation and settlement of the various classes of claims. On June 11, 2003, we filed a motion with the Bankruptcy Court requesting approval to make an interim distribution to approximately 12,472 claims with an allowed claim amount of approximately $730.2 on the first distribution date specified in the Plan of Reorganization as June 30, 2003. In addition, the court has previously entered orders allowing claims aggregating approximately $389 that, subject to the approval of the motions by the court, will receive an interim distribution on June 30, 2003. These two claims will also receive an interim distribution on June 30, 2003. If the above and related motions are approved by the Bankruptcy Court, we would anticipate distributing approximately 4.2 million shares to the holders of Class 5 claims from the shares previously issued to us as disbursing agent with respect to such claims and approximately $1.7 in cash to holders of Class 7 claims. Due to the significant volume of claims filed to-date and the anticipated receipt of additional claims by June 20, 2003 (the bar date for certain cure claims and administrative claims), it is premature to estimate the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization.

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

                  We have restated the condensed consolidated statement of operations for the 13-week period ended May 1, 2002 for the impact of an error in accumulating the results of discontinued operations. The restatement had no impact on net loss; however, it resulted in loss before discontinued operations being increased by $83 and the loss from discontinued operations being reduced by a similar amount. The impact of the restatement on the affected items in the statement of operations follows:

                                                              As Originally                        As
                                                                Reported       Adjustment       Restated
                                                              -------------   ------------    ------------
                 Cost of sales, buying and occupancy          $     6,436     $       83      $     6,519

                 Gross margin                                 $       745     $      (83)     $       662

                 Loss before interest, reorganization items,
                  income taxes and discontinued operations    $      (920)    $      (83)     $    (1,003)

                 Loss before discontinued operations          $    (1,192)    $      (83)     $    (1,275)

                 Discontinued operations                      $      (250)    $       83      $      (167)





3.       FRESH-START ACCOUNTING

                  FRESH-START ADJUSTMENTS

                  In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values. Such fair values represent our best estimates based on independent appraisals and valuations.

                  To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies,
         (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, to $10 in accordance with SFAS No. 141.

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

                  Changes to Significant Accounting Policies

                  Fresh-Start accounting requires the selection of appropriate accounting policies for the Successor Company. The significant accounting policies disclosed in the Predecessor Company's Annual Report on Form 10-K for the year ended January 29, 2003 will continue to be used by the Successor Company except for the policy related to merchandise inventories. We have elected to change the method of accounting for our merchandise inventories from the last-in, first-

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
         (Dollars in millions, except share data)


         out ("LIFO") method to the first-in, first out ("FIFO") method. We believe that this change is preferable to provide a better matching of expenses and revenues given falling product costs that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis. As part of the provisions of Fresh-Start accounting, we did not restate our financial statements for prior periods.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



The following table reflects the reorganization adjustments to Kmart's unaudited Condensed Consolidated Balance Sheet as of April 30, 2003:


                                               PREDECESSOR
                                                 COMPANY                                                      SUCCESSOR COMPANY
                                             APRIL 30, 2003          ADJUSTMENTS       RECAPITALIZATION        APRIL 30, 2003
                                          --------------------    ----------------   --------------------   --------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                    $      1,232          $         -           $          -           $       1,232
  Merchandise inventories                             4,446                  (15)(1)                  -                   4,431
  Other current assets                                  528                  168 (1)                195 (2)                 891
                                          --------------------    ----------------   --------------------   --------------------
   TOTAL CURRENT ASSETS                        $      6,206          $       153           $        195           $       6,554

  Property and equipment, net                         4,623               (4,613)(1)                  -                      10
  Other assets and deferred charges                     212                 (154)(1)                 38 (2)                  96
                                          --------------------    ----------------   --------------------   --------------------

TOTAL ASSETS                                   $     11,041          $    (4,614)          $        233           $       6,660
                                          --------------------    ----------------   --------------------   --------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Long-term debt due within one year            $          -          $         -           $          8 (2)       $           8
 Accounts payable                                     1,151                    -                      9 (2)               1,160
 Other current liabilities                              915                  117 (1)                563 (2)               1,595
                                          --------------------    ----------------   --------------------   --------------------
  TOTAL CURRENT LIABILITIES                    $      2,066          $       117           $        580           $       2,763

 Long-term debt                                           -                    -                    108 (2)                 108
 Capital lease obligations                              415                    -                      -                     415
 Other long-term liabilities                            174                  279 (1)              1,208 (2)               1,661
                                          --------------------    ----------------   --------------------   --------------------
  TOTAL LIABILITIES NOT                               2,655                  396                  1,896                   4,947
   SUBJECT TO COMPROMISE

 LIABILITIES SUBJECT TO COMPROMISE                    8,896                  114 (1)             (9,010)(2)                   -

 Trust convertible securities                           387                 (387)(1)                  -                       -
 Other comprehensive income                            (907)                 907 (1)                  -                       -
 Common stock                                           537                 (537)(1)                  1 (3)                   1
 Other equity                                          (527)              (5,107)(1)              7,346 (4)               1,712
                                          --------------------    ----------------   --------------------   --------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY (DEFICIT)                $     11,041          $    (4,614)          $        233           $       6,660
                                          ====================    ================   ====================   ====================

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

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
         (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


4.       DISCONTINUED OPERATIONS

                  During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. SFAS No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the Company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company determined that it has met the second criteria, as upon closure of the stores, operations cease and the Company has no continuing involvement. To determine if cash flows have been or will be eliminated from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to a remaining open store, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, we identified a small number of stores closed in fiscal 2002 that met the criteria for discontinued operations; however, in management's opinion they were not considered material to our consolidated results of operations and were not separately presented. Upon closure of the 316 stores in 2003, which included a substantial exit of the state of Texas, we reevaluated the 283 stores that were closed in 2002 and the 316 stores closed in 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores receiving discontinued operations treatment for all periods presented in our unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and (Restated) May 1, 2002.




                                                                           13 Weeks Ended
                                                                       April 30,       May 1,
                                                                         2003           2002
                                                                      ----------     ---------
                                                                                     (Restated)
         Sales                                                       $      232     $     458
         Cost of sales, buying and occupancy                                150           502
                                                                      ----------     ---------

         Gross margin                                                        82           (44)
         Selling, general and administrative expenses                        43           100
         Restructurings, impairments and other charges                        5             -
         Reorganization items, net                                           44            23
                                                                      ----------     ---------

         Net loss from discontinued operations                       $      (10)    $    (167)
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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         Markdowns for Inventory Liquidation

                  During the first quarter of fiscal 2002, we recorded a charge of $758 to write-down inventory to be liquidated at our 283 closing stores to net realizable value. Of the charge, $625 is included in Cost of sales, buying and occupancy and $133 is included in Discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations.

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

7.       REORGANIZATION ITEMS, NET

                  Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13-week periods ended April 30, 2003, and May 1, 2002, the following have been recorded:


                                                             April 30,     May 1,
                                                               2003        2002
                                                             -------     -------
         Gain on extinguishment of debt                      $(5,642)    $    --
         Revaluation of assets and liabilities                 5,642          --
         Fleming settlement                                      385          --
         2003 store closings                                     158          --
         Estimated claims for rejected executory contracts       200          --
         2002 store closings                                      --         203
         Other                                                    26          48
                                                             -------     -------
         Reorganization items, net                           $   769     $   251
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

         2003 store closings

                  On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval, we commenced store closing sales which were completed by April 13, 2003. In accordance with SFAS No. 144, 66 of the 316 closed stores were considered discontinued operations (see Note 4 -- Discontinued Operations). As a result of our decision to close the 316 stores, we charged to our closed store reserve $214 for lease terminations and other costs, of which $56 was recorded to discontinued operations and the remaining $158 was recorded to Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. In addition, we reclassified $181 of capital lease obligations to the closed store reserve. The reserve for estimated costs was recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." On April 30, 2003, upon adoption of Fresh-Start accounting, this reserve was discharged in accordance with the Plan of Reorganization, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                                        13 Weeks Ended
                                    ----------------------------------------------------------------------------------------
                                              April 30, 2003                                    May 1, 2002
                                       2002         2002          2000          2002         2001         2001       2000
                                     Employee      Store       Strategic       Store       BlueLight     Supply    Strategic
                                     Severance    Closings      Actions      Closings        .com        Chain      Actions
                                    -----------  ----------   ----------    ----------    ----------   ---------   ---------
Balance, beginning of year           $    69     $    294     $    95       $      --      $    18     $    11     $    98

Additions charged to operations            7           --          --             228           --          --          --
Reclassifications                         --           --          --             144           --          --          --
                                    -----------  ----------   ----------    ----------    ----------   ---------   ---------
Total additions                            7           --          --             372           --          --          --

Reductions:
  Cash payments:
    Lease obligations                     --           --          --              --           --          --           3
    Employee costs                        40           --          --              --           --           4          --
    Contractual obligations               --           --          --              --            1          --          --
Non-cash reductions:
    Discharge of liabilities              --          294          95              --           --          --          --
                                    -----------  ----------   ----------    ----------    ----------   ---------   ---------

Balance, end of period               $    36     $     --    $     --        $    372     $     17     $     7     $    95
                                    ===========  ==========   ==========    ==========    ==========   =========   =========



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

10.      PROPERTY HELD FOR SALE

                  Included in Other current assets in our unaudited Condensed Consolidated Balance Sheet for the period ended April 30, 2003, is $160 of property held for sale, accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The $160 consists primarily of 11 closed store locations and undeveloped property. We are actively marketing the properties and expect to sell them within one year. For the 13-week period ended April 30, 2003, we recorded a $7 loss on the impairment of certain property held for sale. The loss is recorded in Selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)




11.      WORKERS' COMPENSATION

                  In March 2002, the Court issued an order providing for the continuation of our existing surety bond coverage, which permits us to self-insure our workers' compensation programs in various states. We have recently begun discussions with certain of the issuers of the surety bonds regarding the further continuation of the bonds, either on the terms as set forth in the Court's surety order or on other terms acceptable to us. If our discussions prove unsuccessful and the existing surety bonds were to be cancelled, we could lose our self-insured status in the states covered by the surety bonds and be required to pursue alternative workers' compensation insurance programs. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security, (ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) as a last resort, participating in state-assigned risk and/or state fund insurance programs. Although it is too soon to predict the likelihood that we would have to implement an alternative workers' compensation program, or to estimate the cost of any resulting program, we expect any such costs would exceed levels incurred historically. However, we do not expect any such additional costs to have a material adverse effect on our financial position or results of operation.

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

13.       LOSS PER SHARE

                  We calculate loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic and dilutive earnings per share information is presented in the unaudited Condensed Consolidated Statements of Operations. For the 13-week periods ended April 30, 2003 and May 1, 2002, a net loss was incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. For the 13-week period ended April 30, 2003, dilutive common stock equivalents include options to purchase 43.3 million shares of common stock at prices ranging from $4.86 to $24.03 and potential conversion of certain trust preferred securities of 25.5 million common shares. All outstanding stock options and trust convertible securities of the Predecessor Company were cancelled in accordance with the Plan of Reorganization. For the 13-week period ended May 1, 2002, dilutive common stock equivalents include options to purchase 54.6 million shares of common stock at prices ranging from $4.86 to $26.03 and potential conversion of certain trust convertible preferred securities of 59.9 million common shares. At the time of emergence, we issued stock options to ESL and our Chief Executive Officer.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)




                  In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation expense on net loss and loss per share, had we applied the fair value method, is as follows:


                                                                      13 Weeks Ended
                                                           --------------------------------
                                                              April 30,           May 1,
                                                                2003               2002
                                                           -------------      -------------
Net loss, as reported                                             ($862)           ($1,442)
Deduct:  Total stock-based employee compensation
  income (expense) determined under the fair value-
  based method for all awards, net of related tax effects            38                (11)
                                                           -------------      -------------
Pro forma net loss                                                ($824)           ($1,453)
                                                           =============      =============
Basic/diluted loss per share:
               As reported                                       ($1.65)            ($2.87)
                                                           =============      =============
               Pro forma                                         ($1.58)            ($2.89)
                                                           =============      =============



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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

         Securities Action Litigation

                  Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles
         C. Conaway, former CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of the Predecessor Company's common stock and seek, among other things, damages under
         Section 10b-5 of the Securities and Exchange Act of 1934. On October 15, 2002, an amended consolidated complaint

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)





         was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of the Predecessor Company's securities between March 13, 2001 and May 15, 2002, and added former officers and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation.

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

                  In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, effective for the Predecessor Company's fiscal year ended January 29, 2003, resulted in certain co-op advertising recoveries which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of sales, buying and occupancy.

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

21.      SUBSEQUENT EVENTS

                  On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart has resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc; however, she will serve as the Chief Creative Officer and remain on the Board of Directors. To-date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand product lines.

                  On June 10, 2003 our common stock began trading on the NASDAQ National Market System under the symbol KMRT. The common stock had previously traded on the OTC Bulletin Board.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10Q/A, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

-    general economic conditions,
- weather conditions, including those which affect buying patterns of our customers,
- marketplace demand for the products of our key brand partners, as well as the engagement of appropriate new brand partners,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
- competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings,
- the impact of external forces, such as the severe acute respiratory syndrome, on our business,
- the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization,
- our ability to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs,
-    our ability to properly monitor our inventory needs and remain in-stock,
- our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-    our ability to operate pursuant to our Exit Financing Facility,
-    regulatory and legal developments,
- our ability to attract, motivate and/or retain key executives and associates,
-    our ability to attract and retain customers,
- our ability to offset the negative effects that filing for reorganization under Chapter 11 has had on our business, including the loss in customer traffic and the impairment of vendor relations,
- our ability to obtain and maintain normal terms with vendors and service providers,
- our ability to maintain contracts, including leases, that are critical to our operations,
- our ability to implement our long-term strategy and/or develop a market niche,
-    our ability to fund and execute our business plan, and
-    other factors affecting business beyond our control.

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

         The Plan of Reorganization became effective on May 6, 2003, at which time all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Holders of the Predecessor Company's stock may receive up to 2.5% of the recoveries under the Creditor Trust, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code. New common stock of the Successor Company was issued in satisfaction of certain of those pre-petition liability claims, see Note 1 -- Proceedings under Chapter 11 of the Bankruptcy Code. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares of common stock of the Successor Company issued to affiliates of ESL and Third Avenue for $127, net of $13 of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and
Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, Kmart has established a Creditor Trust for the benefit of the Predecessor Company's pre-petition creditors and equity holders, to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



         The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

      -  implementing our business plan and returning Kmart to profitability;
      - taking appropriate action to offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;
      - operating within the framework of our $2 billion Exit Financing Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor terms; and
      -  attracting, motivating and/or retaining key executives and associates.

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

         Gross margin increased $757 to $1,419, for the 13-weeks ended April 30, 2003, from $662 for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-week period ended May 1, 2002. The increase in gross margin is primarily related to the charge of $625 recorded in the first quarter of 2002 in conjunction with the store closing liquidation sales. In addition, our gross margin rate was positively affected by a favorable gross margin rate realized from closing store liquidation sales, a decrease in sales of food and consumables, which carry lower margins and a decrease in promotional markdowns, partially offset by the impact of clearance markdowns.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




         Selling, general and administrative expenses ("SG&A"), which includes advertising costs (net of co-op recoveries of $69 in fiscal 2002) decreased $249 for the 13-weeks ended April 30, 2003 to $1,421, or 23.0% of sales, from $1,670, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A is primarily the result of the closure of 283 stores in the second quarter of 2002 and lower payroll and other related expenses in the first quarter of 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably impacted by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. These decreases were partially offset by co-op recoveries recorded to SG&A in 2002, that are recorded to cost of sales, buying and occupancy in 2003, resulting from the application of EITF 02-16, "Accounting by a customer (Including a Reseller) for Certain Consideration Received from a Vendor," an increase in pension expense, and higher premiums for our workers' compensation insurance.

         Operating loss for the 13-weeks ended April 30, 2003 was $32, or (0.5%) of sales, as compared to operating loss of $1,003, or (14.0%) of sales, for the same period of the prior year. The decrease in operating loss was primarily due to the 2002 charge for accelerated inventory markdowns of $625 in conjunction with store closing liquidations in the first quarter of fiscal 2002 and the decrease in SG&A as discussed above.

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

         Effective income tax rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively, see Note 12 -- Income Taxes.

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

         Net cash used for reorganization items was $19 for the 13-weeks ended April 30, 2003 compared to net cash provided by reorganization items of $12 for the same period in 2002. The change in cash used for reorganization items relates primarily to 2003 payments under the Key Employee Retention Program ("KERP") and payments to retain bankruptcy advisors.

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

         Net cash used for financing activities was $17 for the 13-weeks ended April 30, 2003 compared to net cash used for financing activities of $396 for the comparable period in 2002. The decrease in cash used for financing activities is primarily the result of the repayment of $330, including debt issuance costs, on our DIP Credit Facility in 2002.

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

         In light of returns in the equity markets in 2003 and prior years, and the effect of such returns on the value of the plans' assets, we presently expect that we will be required to commence making significant contributions to the plans in 2005 or 2006, although it is possible that contributions could be required earlier. Given that the plans are frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment performance of the plans' assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 and $200 a year, or between $700 and $1 billion in the aggregate. The actual level of contributions will depend upon a number of factors, including actual demographic experience, pension fund returns and other changes affecting valuations.

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

         To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including
(i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, to $10 in accordance with SFAS No. 141.

DISCONTINUED OPERATIONS

         During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. We identified 121 stores that met the criteria for discontinued operations (see Note 4 - Discontinued Operations). The results of operations for these 121 closed stores have been classified as discontinued operations for all periods presented in our unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and (restated) May 1, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                            13 Weeks Ended
                                                       April 30,        May 1,
                                                         2003            2002
                                                       ---------      ---------
                                                                      (Restated)
Sales                                                  $     232      $     458
Cost of sales, buying and occupancy                          150            502
                                                       ---------      ---------

Gross margin                                                  82            (44)
Selling, general and administrative expenses                  43            100
Restructurings, impairments and other charges                  5           --
Reorganization items, net                                     44             23
                                                       ---------      ---------

Net loss from discontinued operations                  $     (10)     $    (167)
                                                       =========      =========


         Of the 599 stores that were closed in 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-week period ended April 30, 2003, total sales, gross margin and SG&A for the 250 stores that were closed in fiscal 2003 and reported in continuing operations are $854, $301 and $146, respectively. For the 13-week period ended May 1, 2002, total sales, gross margin and SG&A for the 478 stores that were closed in fiscal 2003 and 2002 and reported in continuing operations were $1,674, ($237) and $369, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         Other

         On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart has resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc; however, she will serve as the Chief Creative Officer and remain on the Board of Directors. To-date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects these events may have on the future sales of its Martha Steward brand products.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision of our management Disclosure Committee (which includes the Chief Executive Officer and Co-Principal Financial Officers), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and Co-Principal Financial Officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

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

         Exhibit 10.1 -- Credit Agreement, dated as of May 6, 2003, among
                         Kmart Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Co-Syndication Agent, Co-Collateral Agent and Lender Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, Bank of America, N.A., as Co-Syndication Agent and Lender, Banc of America Securities LLC, as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Foothill Capital Corporation, as Co-Documentation Agent.

         Exhibit 10.2 -- Assignment and Assumption Agreement, dated as of
                         May 6, 2003, between Kmart Holding Corporation and Kmart Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation.

         Exhibit 10.3 -- Kmart Holding Corporation Nonqualified Stock Option
                         Agreement between Kmart Holding Corporation and Julian
                         C. Day.

         Exhibit 10.4 -- Employment Agreement, dated as of May 6, 2003, between
                         Kmart Management Corporation and Harold W. Lueken.

         Exhibit 10.5 -- Michael T. Macik Separation Agreement.

         Exhibit 99.1 -- Certification pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.

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







                             Date:               August 8, 2003
                                           Kmart Holding Corporation
                                  ----------------------------------------------
                                                  (Registrant)

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

                                 CERTIFICATIONS

I, Julian C. Day, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Kmart Holding Corporation;

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

Date: August 8, 2003

/s/ Julian C. Day
-------------------
Julian C. Day
Chief Executive Officer

                                 CERTIFICATIONS


I, Richard J. Noechel, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Kmart Holding Corporation;

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

Date: August 8, 2003



/s/ Richard J. Noechel
----------------------
Richard J. Noechel
Vice President and Controller (as Co-Principal Financial Officer)

                                 CERTIFICATIONS


I, James F. Gooch, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Kmart Holding Corporation;

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

Date: August 8, 2003



/s/ James F. Gooch
------------------
James F. Gooch
Vice President and Treasurer (as Co-Principal Financial Officer)

                                 EXHIBIT INDEX


             No.                      Description

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

         Exhibit 10.1 -- Credit Agreement, dated as of May 6, 2003, among
                         Kmart Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Co-Syndication Agent, Co-Collateral Agent and Lender Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, Bank of America, N.A., as Co-Syndication Agent and Lender, Banc of America Securities LLC, as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Foothill Capital Corporation, as Co-Documentation Agent.

         Exhibit 10.2 -- Assignment and Assumption Agreement, dated as of
                         May 6, 2003, between Kmart Holding Corporation and Kmart Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation.

         Exhibit 10.3 -- Kmart Holding Corporation Nonqualified Stock Option
                         Agreement between Kmart Holding Corporation and Julian
                         C. Day.

         Exhibit 10.4 -- Employment Agreement, dated as of May 6, 2003, between
                         Kmart Management Corporation and Harold W. Lueken.

         Exhibit 10.5 -- Michael T. Macik Separation Agreement.

         Exhibit 99.1 -- Certification pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.