Form 10-Q
period 2003-07-30
KMART HOLDING CORP
filed 2003-08-29
CIK 1229206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2003
                               -------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    -------------
Commission File No. 000-50278

                            KMART HOLDING CORPORATION
                            -------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                       32-0073116
--------------------------------             -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

3100 West Big Beaver Road - Troy, Michigan                48084
------------------------------------------              ----------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (248) 463-1000



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

                                    Yes  X    No
                                        ---       ---

As of July 30, 2003, 89,677,509 shares of Common Stock of Kmart Holding Corporation were outstanding.

                                      INDEX

PART I         FINANCIAL INFORMATION                                                        PAGE
------         ---------------------                                                        ----

Item 1.        Financial Statements

               Condensed Consolidated Statements of Operations (Unaudited)--                  3
               Successor Company - for the 13-weeks ended July 30, 2003
               Predecessor Company - for the 13-weeks ended July 31, 2002

               Condensed Consolidated Statements of Operations (Unaudited)--                  4
               Successor Company - for the 13-weeks ended July 30, 2003
               Predecessor Company - for the 13-weeks ended April 30, 2003 and the
               26-weeks ended July 31, 2002

               Condensed Consolidated Balance Sheets (Unaudited)--                            5
               Successor Company - as of July 30, 2003
               Predecessor Company - as of January 29, 2003 and July 31, 2002

               Condensed Consolidated Statements of Cash Flows (Unaudited)--                  6
               Successor Company - for the 13-weeks ended July 30, 2003
               Predecessor Company - for the 13-weeks ended April 30, 2003 and the
               26-weeks ended July 31, 2002

               Notes to Unaudited Condensed Consolidated Financial Statements               7-23

Item 2.        Management's Discussion and Analysis of Results of Operations and           24-33
               Financial Condition

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                    34

Item 4.        Controls and Procedures                                                       34

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                             35

Item 5.        Other Information                                                             35

Item 6.        Exhibits and Reports on Form 8-K and Form 8-K/A                               35

               Signatures                                                                    36

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          13-WEEKS ENDED
                                                                  --------------------------------
                                                                    SUCCESSOR        PREDECESSOR
                                                                     COMPANY           COMPANY
                                                                   JULY 30, 2003     JULY 31, 2002
                                                                  --------------     -------------

Sales                                                                 $ 5,652           $ 7,183
Cost of sales, buying and occupancy                                     4,418             5,912
                                                                      -------           -------

Gross margin                                                            1,234             1,271
Selling, general and administrative expenses                            1,228             1,535
Restructuring, impairment and other charges                                 -                14
Equity income in unconsolidated subsidiaries                               (2)              (14)
                                                                      -------           -------

Income (loss) before interest, reorganization items, income
    taxes and discontinued operations                                       8              (264)
Interest expense, net (contractual interest for the 13-weeks
    ended July 31, 2002 was $100)                                          21                32
Reorganization items, net                                                   -                 4
Benefit from income taxes                                                  (5)                -
                                                                      -------           -------
Loss before discontinued operations                                        (8)             (300)
Discontinued operations (net of income tax expense
      of $2 and $0, respectively)                                           3                 7
                                                                      -------           -------
Net loss                                                              $    (5)          $  (293)
                                                                      =======           =======

Basic/diluted loss before discontinued operations                     $ (0.09)          $ (0.60)
Discontinued operations                                                  0.03              0.02
                                                                      -------           -------
Basic/diluted net loss per common share                               $ (0.06)          $ (0.58)
                                                                      =======           =======

Basic/diluted weighted average shares (millions)                         89.7             502.7





See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                       SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                                       -----------------   ---------------------------------
                                                                         13-WEEKS ENDED    13-WEEKS ENDED     26-WEEKS ENDED
                                                                         JULY 30, 2003     APRIL 30, 2003     JULY 31, 2002
                                                                       -----------------   --------------     --------------

Sales                                                                       $  5,652           $  6,181           $ 14,364
Cost of sales, buying and occupancy                                            4,418              4,762             12,431
                                                                            --------           --------           --------

Gross margin                                                                   1,234              1,419              1,933
Selling, general and administrative expenses                                   1,228              1,421              3,205
Restructuring, impairment and other charges                                        -                 37                 14
Equity income in unconsolidated subsidiaries                                      (2)                (7)               (19)
                                                                            --------           --------           --------

Income (loss) before interest, reorganization items, income
     taxes and discontinued operations                                             8                (32)            (1,267)
Interest expense, net (contractual interest for the 13-weeks ended
   April 30, 2003 and the 26-weeks ended July 31, 2002 was $124
   and $202, respectively)                                                        21                 57                 65
Reorganization items, net                                                          -                769                255
Benefit from income taxes                                                         (5)                (6)               (12)
                                                                            --------           --------           --------

Loss before discontinued operations                                               (8)              (852)            (1,575)

Discontinued operations (net of income tax expense of $2, $0,
      and $0, respectively)                                                        3                (10)              (160)
                                                                            --------           --------           --------

Net loss                                                                    $     (5)          $   (862)          $ (1,735)
                                                                            ========           ========           ========

Basic/diluted loss before discontinued operations                           $  (0.09)          $  (1.63)          $  (3.13)
Discontinued operations                                                         0.03              (0.02)             (0.32)
                                                                            ========           ========           ========
Basic/diluted net loss per common share                                     $  (0.06)          $  (1.65)          $  (3.45)
                                                                            ========           ========           ========

Basic/diluted weighted average shares (millions)                                89.7              522.7              502.8




See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     SUCCESSOR
                                                                                      COMPANY            PREDECESSOR COMPANY
                                                                                     ---------        ---------------------------
                                                                                      JULY 30,        JANUARY 29,        JULY 31,
                                                                                        2003             2003              2002
                                                                                      --------        -----------        --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $  1,200         $    613         $  1,003
  Merchandise inventories                                                                 4,063            4,825            5,284
  Other current assets                                                                      559              664              618
                                                                                       --------         --------         --------

TOTAL CURRENT ASSETS                                                                      5,822            6,102            6,905

Property and equipment, net                                                                  43            4,892            5,866
Other assets and deferred charges                                                            90              244              247
                                                                                       --------         --------         --------

TOTAL ASSETS                                                                           $  5,955         $ 11,238         $ 13,018
                                                                                       ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Long-term debt due within one year                                                   $     66         $      -         $      -
  Accounts payable                                                                        1,083            1,248            1,438
  Accrued payroll and other liabilities                                                     636              710              653
  Taxes other than income taxes                                                             333              162              244
                                                                                       --------         --------         --------

TOTAL CURRENT LIABILITIES                                                                 2,118            2,120            2,335
                                                                                       --------         --------         --------

LONG-TERM LIABILITIES
  Mortgages payable                                                                          51                -                -
  Capital lease obligations                                                                 401              623              682
  Pension obligation                                                                        861                -                -
  Unfavorable operating leases                                                              334                -                -
  Other long-term liabilities                                                               482              181              175
                                                                                       --------         --------         --------

TOTAL LONG-TERM LIABILITIES                                                               2,129              804              857

TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                               4,247            2,924            3,192

LIABILITIES SUBJECT TO COMPROMISE                                                             -            7,969            7,445

Predecessor Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible
  junior subordinated debentures (redemption value $648 and $898, respectively)               -              646              889

SHAREHOLDERS' EQUITY (DEFICIT)
  Successor Company preferred stock 20,000,000 shares authorized;
    no shares outstanding                                                                     -                -                -
  Predecessor Company common stock $1 par value, 1,500,000,000 shares
    authorized; 519,123,988 and 503,294,515 shares outstanding, respectively                  -              519              503
  Successor Company common stock $0.01 par value, 500,000,000 shares
    authorized; 89,677,509 shares outstanding                                                 1                -                -
  Capital in excess of par value                                                          1,712            1,922            1,694
  Accumulated deficit                                                                        (5)          (2,742)            (705)
                                                                                       --------         --------         --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                      1,708             (301)           1,492
                                                                                       --------         --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $  5,955         $ 11,238         $ 13,018
                                                                                       ========         ========         ========




See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                   SUCCESSOR COMPANY                PREDECESSOR COMPANY
                                                                  -------------------     -------------------------------------
                                                                       13-WEEKS                13-WEEKS           26-WEEKS
                                                                        ENDED                   ENDED              ENDED
                                                                     JULY 30, 2003          APRIL 30, 2003      JULY 31, 2002
                                                                  -------------------     ------------------  -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES
       Net Loss                                                        $    (5)                $  (862)            $(1,735)
       Adjustments to reconcile net loss to net cash
            provided by operating activities:
                   Restructuring, impairments and other charges              -                      44                 791
                   Reorganization items, net                                 -                     769                 278
                   Depreciation and amortization                             5                     177                 375
                   Equity income in unconsolidated subsidiaries             (2)                     (7)                (19)
       Dividends received from Meldisco                                      -                      36                  45
       Cash used for store closings and other charges                       (5)                    (64)               (131)
       Cash used for payments of exit costs and other
            reorganization items                                          (451)                    (19)                (50)
       Change in:
                   Inventories                                             368                     480                (156)
                   Accounts payable                                        (77)                   (117)                703
                   Deferred income taxes and taxes payable                 (11)                    (16)                (10)
                   Other assets                                             99                     123                  74
                   Other liabilities                                       (93)                     32                 123
                                                                       -------                 -------             -------
 NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                     (172)                    576                 288
                                                                       -------                 -------             -------

 CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of property and equipment                        44                      64                  10
        Capital expenditures                                               (27)                     (4)               (126)
                                                                       -------                 -------             -------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       17                      60                (116)
                                                                       -------                 -------             -------

 CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of debt                                      60                       -                   -
        Payments on DIP Credit Facility                                      -                       -                (300)
        Payments on debt                                                    (4)                     (1)                (49)
        Debt issuance costs                                                (46)                      -                 (30)
        Payments on capital lease obligations                              (14)                    (16)                (35)
        Fees paid to Plan Investors                                        (13)                      -                   -
        Issuance of common shares                                          140                       -                   -
                                                                       -------                 -------             -------
 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                      123                     (17)               (414)
                                                                       -------                 -------             -------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (32)                    619                (242)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,232                     613               1,245
                                                                       -------                 -------             -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,200                 $ 1,232             $ 1,003
                                                                       =======                 =======             =======




See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


1. EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION

Confirmation of Plan of Reorganization

         On May 6, 2003 ("Effective Date") Kmart Corporation (the "Predecessor Company") emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") pursuant to the terms of the "Plan of Reorganization" (as hereinafter defined). The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a newly-formed, wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or "Successor Company"). Kmart is the nation's third largest discount retailer and the sixth largest general merchandise retailer.

         On January 22, 2002 ("Petition Date"), the Predecessor Company and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). During the reorganization proceedings, the Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors' committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003 ("Confirmation Date").

         In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 - Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to our 13-weeks ended April 30, 2003 and periods ended in fiscal 2002 refer to the Predecessor Company.

Plan Investors

         At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held, and we issued 14 million shares of new common stock to affiliates of ESL and to Third Avenue, in exchange for $127, net of $13 of commitment fees and Plan Investor expenses. In addition, we issued a 9%, $60 principal amount convertible note to affiliates of ESL. The principal and accrued interest in respect to the 9% convertible note is convertible at any time, at the option of the holder, into new common shares at a conversion price equal to $10 per share. ESL was also granted the option, exercisable at its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new common shares at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement dated January 24, 2003 (as amended, the "Investment Agreement").

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Discharge of Liabilities
(all amounts in actual dollars unless otherwise noted)

         On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. New common stock of the Successor Company was issued in satisfaction of certain of those claims. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares issued to affiliates of ESL and to Third Avenue in exchange for $127 million, net of $13 million of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, Kmart has established an independent creditor litigation trust ("Creditor Trust") for the benefit of the Predecessor Company's pre-petition creditors and equity holders, to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations. The following table outlines the discharge of the Predecessor Company's Liabilities subject to compromise pursuant to the Plan of
Reorganization:

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

Class 4 - Pre-petition Note Claims                             Issued 25,008,573 shares of new common stock of the
                                                               Successor Company. Holders may also receive, as described
                                                               below, recoveries under the Creditor Trust.

Class 5 - Trade Vendor and Lease Rejection Claims              Issued 31,945,161 shares of new common stock of the
over $30,000                                                   Successor Company. Holders may also receive, as described
                                                               below, recoveries under the Creditor Trust.

Class 6 - Other Unsecured Claims over $30,000                  Claim holders will receive their pro-rata share of the
                                                               "Other Unsecured Claims Cash Payment" on the third
                                                               anniversary of the effective date of the Plan of
                                                               Reorganization. In addition, the holder of any Other
                                                               Unsecured claim may elect to be treated, in lieu of
                                                               payment, as a Trade Vendor/Lease Rejection claim holder.
                                                               Holders may also receive, as described below, recoveries
                                                               under the Creditor Trust.

Class 7 - General Unsecured Convenience Claims less            Recovery to be paid in cash equal to 6.25% of allowed
than or equal to $30,000                                       claims or $1,875 if the amount of such allowed claims is
                                                               greater than $30,000 and the holder of such claim has
                                                               made the convenience claim election. In addition, the
                                                               holder of any General Unsecured Convenience Claim that
                                                               would otherwise constitute a Trade Vendor/Lease Rejection
                                                               claim may elect to be treated, in lieu of payment, as a
                                                               Trade Vendor/Lease Rejection claim holder.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

Class 12 - Other Interests                                     Cancelled - no recovery.

         Holders of Pre-petition Note Claims, Trade Vendor and Lease Rejection Claims over $30,000, Other Unsecured Claims over $30,000 and Trust Preferred Obligations will receive their pro-rata share of recoveries in the Creditor Trust (excluding up to 2.5% of such recoveries, which may be payable to holders of Subordinated Securities Claims and Predecessor Company's Common Stock).

         In addition to the classes described above, the Plan of Reorganization allows for two additional classes of claims, Class 2 - Other Priority Claims and Class 9 - Intercompany Claims. The Class 2 claims are primarily claims held by current and former employees for unpaid wages, salaries, bonuses, severance pay, vacation pay and other unpaid employee benefits. We believe we have paid all such valid and otherwise allowable amounts, and therefore, there should be no significant amount of such claims, if any, that remain unpaid. The Class 9 claims are claims by one or more of Kmart and its affiliates against other Kmart affiliates on account of various matters. Kmart, at its option, may either reinstate or eliminate intercompany claims.

         There are also other unclassified claims, including administrative claims, priority tax claims, Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims. Administrative claims will receive a 100% cash recovery; priority tax claims will receive a 100% cash recovery paid over a six-year period beginning on their assessment date; and the Pension Benefit Guarantee Corporation claims, workers' compensation programs and consignment claims were assumed by the Successor Company.

Claims Resolution

         We continue to make progress in the reconciliation and settlement of the various classes of claims. On May 30, 2003, the Bankruptcy Court confirmed and established May 6, 2003 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions in accordance with the terms of the Plan of Reorganization. Beginning June 30, 2003, the first distribution date established in the Plan, we distributed approximately 4.2 million shares to holders of Class 5 claims from the shares previously issued to us as disbursing agent with respect to such claims and approximately $1.7 in cash to holders of Class 7 claims. Due to the significant volume of claims filed to-date and the receipt of additional claims through August 22, 2003 (the supplemental bar date set for certain claims), it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Differences between amounts filed and our estimate will be investigated and resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

         The next scheduled distribution under the Plan of Reorganization is expected to commence on or about October 1, 2003. The amount of each quarterly distribution will depend on the amount of the claims allowed and the reserve established for disputed claims, in either instance as of the respective distribution date.

2. BASIS OF PRESENTATION

         These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Readers of these statements should refer to the Predecessor Company's audited consolidated financial statements and notes thereto which are included in our Current Report on Form 8-K, filed with the SEC on August 8, 2003, for the 13-weeks ended April 30, 2003 and the Predecessor Company's Annual Report on Form

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

10-K for the year ended January 29, 2003. Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

         SOP 90-7 requires that the financial statements for the period following the Chapter 11 filing through the Confirmation Date distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately as Reorganization items, net in the Predecessor Company's unaudited Condensed Consolidated Statement of Operations. The unaudited Condensed Consolidated Balance Sheet for periods prior to the emergence date distinguishes pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser or greater amounts. In addition, cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

         In accordance with SOP 90-7, we adopted Fresh-Start accounting as of the Confirmation Date. However, in light of the proximity of such date to our April 30, 2003 quarter-end, for accounting purposes, the effects of Fresh-Start accounting and the Plan of Reorganization, including the cancellation of the existing common stock and the issuance of the new common stock, were reported "as if" they occurred on April 30, 2003. References to the Successor Company in the unaudited Condensed Consolidated Financial Statements and the Notes thereto refer to the Company on and after April 30, 2003, after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting. On August 8, 2003, the Company filed, as an exhibit to Form 8-K, audited financial statements for the 13-weeks ended April 30, 2003 reflecting the impact of fresh-start accounting upon the emergence from bankruptcy.

3. FRESH-START ACCOUNTING

Fresh-Start Adjustments

         In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their respective fair market values. Such fair values represented our best estimates based on independent appraisals and valuations.

         To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including
(i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") was allocated on a pro-rata basis and reduced our non-current assets, with the exception of financial instruments, to $10 as of April 30, 2003 in accordance with SFAS No. 141, "Business Combinations."

         As part of the provisions of SOP 90-7, we were required to adopt on April 30, 2003 all accounting guidance that was going to be effective within a twelve-month period. See Note 20 - Recently Adopted Accounting Pronouncements for a discussion of the impact on our financial statements of the accounting guidance we were required to adopt.

Changes to Significant Accounting Policies

         Fresh-Start accounting requires the selection of appropriate accounting policies for the Successor Company. The significant accounting policies disclosed in the Predecessor Company's Current Report on Form 8-K filed with the SEC on August 8, 2003, for the 13-weeks ended April 30, 2003 will continue to be used by the Successor Company except for the policy related to merchandise inventories. We elected to change the method of accounting for our merchandise inventories from the last-in, first-out ("LIFO") method to the first-in, first out ("FIFO") method. We believe that this change is preferable to provide a better

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

matching of expenses and revenues given falling product costs that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis.

         The following table reflects the reorganization adjustments to Kmart's Consolidated Balance Sheet as of April 30, 2003:

                                               PREDECESSOR
                                                 COMPANY                                              SUCCESSOR COMPANY
                                              APRIL 30, 2003     ADJUSTMENTS       RECAPITALIZATION    APRIL 30, 2003
                                             ----------------    -----------       ----------------   -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                 $          1,232    $          -       $           -      $          1,232
   Merchandise inventories                              4,446             (15) (1)              -                 4,431
   Other current assets                                   528             168  (1)            195 (2)               891
                                             ----------------    ------------       -------------      ----------------
     TOTAL CURRENT ASSETS                               6,206             153                 195                 6,554

   Property and equipment, net                          4,623          (4,613) (1)              -                    10
   Other assets and deferred charges                      212            (154) (1)             38 (2)                96
                                             ----------------    ------------       -------------      ----------------

TOTAL ASSETS                                 $         11,041    $     (4,614)      $         233      $          6,660
                                             ================    ============       =============      ================

LIABILITIES AND
   SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Long-term debt due within one year        $              -    $          -       $           8 (2)  $             8
   Accounts payable                                     1,151               -                   9 (2)            1,160
   Other current liabilities                              915             117  (1)            563 (2)            1,595
                                             ----------------    ------------       -------------      ---------------
     TOTAL CURRENT LIABILITIES                          2,066             117                 580                2,763

LONG-TERM LIABILITIES

   Long-term debt                                           -               -                 108 (2)              108
   Capital lease obligations                              415               -                   -                  415
   Other long-term liabilities                            174             279  (1)          1,208 (2)            1,661
                                             ----------------    ------------       -------------      ---------------
     TOTAL LONG-TERM LIABILITIES                          589             279               1,316                2,184
     TOTAL LIABILITIES NOT
       SUBJECT TO COMPROMISE                            2,655             396               1,896                4,947

LIABILITIES SUBJECT TO COMPROMISE                       8,896             114  (1)         (9,010)(2)                -

   Trust convertible securities                           387            (387) (1)              -                    -

SHAREHOLDER'S EQUITY (DEFICIT)
   Accumulated Other Comprehensive Income                (907)            907  (1)              -                    -
   Common stock                                           537            (537) (1)              1 (3)                1
   Other equity                                          (527)         (5,107) (1)          7,346 (4)            1,712
                                             ----------------    ------------       -------------    -----------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)    $           (897)   $     (4,737)      $       7,347    $           1,713

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY (DEFICIT)            $         11,041    $     (4,614)      $         233    $           6,660
                                             ================    ============       =============    =================


1. To adjust assets and liabilities to fair market value ("FMV"), and reflect the write-off of the Predecessor Company's equity and the application of negative goodwill to long-lived assets.

2. To record assumption or discharge of Liabilities subject to compromise and cash received from the Plan Investors.

3.   To record par value of new common stock of the Successor Company.

4. To record gain on discharge of liabilities subject to compromise and additional paid-in-capital of new common stock of the Successor Company.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



4. DISCONTINUED OPERATIONS

         During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the Company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company determined that it had met the second criteria, as upon closure of the stores, operations ceased and the Company had no continuing involvement. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to a remaining open store, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, we identified a small number of stores closed in fiscal 2002 that met the criteria for discontinued operations; however, in management's opinion they were not considered material to our consolidated results of operations and were not separately presented. Upon closure of the 316 stores in 2003, which included a substantial exit of the state of Texas, we reevaluated the 283 stores that were closed in 2002 and the 316 stores closed in 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores identified as meeting the criteria for discontinued operations treatment for all periods presented in our unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and July 31, 2002 and the 26-weeks ended July 31, 2002.




                                                                                             Predecessor Company
                                                                             ---------------------------------------------------
                                                                                13-Weeks          13-Weeks         26-Weeks
                                                                                  Ended             Ended            Ended
                                                                             April 30, 2003     July 31, 2002    July 31, 2002
                                                                             --------------     -------------    -------------
              Sales                                                          $          232     $         336    $         794
              Cost of sales, buying and occupancy                                       150               292              794
                                                                             --------------     -------------    -------------
              Gross margin                                                               82                44                -

              Selling, general and administrative expenses                               43                72              172
              Restructuring, impairments and other charges                                5                 1                1
              Reorganization items, net                                                  44                 -               23
                                                                             --------------     -------------    -------------
              Discontinued operations from 2002 and 2003 store closings                 (10)              (29)            (196)
              Previous discontinued operations                                            -                36               36
                                                                             --------------     -------------    -------------
              Discontinued operations                                        $         (10)     $          7     $       (160)
                                                                             ==============     =============    =============



         For the 13-weeks ended July 30, 2003, we recorded income of $5 ($3, net of taxes) primarily related to the recovery of claims through the bankruptcy of Hechinger Company, successor to our former Builder's Square subsidiary, a previous discontinued operation. In connection with our bankruptcy filing, we recorded primarily non-cash credits in the second quarter of fiscal 2002 of $36. The credits related to the reduction of existing lease obligations of previously-reported discontinued operations. The fiscal 2002 amounts also include income related to the recovery of claims through the bankruptcy of Hechinger Company.

5. STOCK BASED COMPENSATION

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides three alternative methods of transition to the fair value method of accounting for stock options. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

         In the second quarter of fiscal 2003, the Company voluntarily elected to account for stock based compensation using the fair value method on a prospective basis as permitted by SFAS 148. During the 13-week period, approximately 1.7 million employee stock options of the Successor Company were granted. The impact of this election was not material to the results of operations for the 13-weeks ended July 30, 2003.

         The Predecessor Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" and related

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

interpretations, which did not require the recognition of expense for the fair value of stock-based compensation. All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

         In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had we applied the fair value method to stock options issued by the Predecessor Company, is as follows:



                                                                                           Predecessor Company
                                                                            --------------------------------------------------
                                                                              13-Weeks           13-Weeks          26-Weeks
                                                                                Ended             Ended              Ended
                                                                            April 30, 2003     July 31, 2002     July 31, 2002
                                                                            --------------     -------------     -------------
Net loss, as reported                                                          $  (862)           $  (293)           $(1,735)
Deduct:  Total stock-based employee compensation income (expense)
  determined under the fair value-based method for all awards, net
  of related tax effects                                                            38                  -                (11)
                                                                               -------            -------            -------
Pro forma net loss                                                             $  (824)           $  (293)           $(1,746)
                                                                               =======            =======            =======
Basic/diluted loss per share:
As reported                                                                    $ (1.65)           $ (0.58)           $ (3.45)
                                                                               =======            =======            =======
Pro forma                                                                      $ (1.58)           $ (0.58)           $ (3.47)
                                                                               =======            =======            =======



         Pro forma stock-based employee compensation income of $38 for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

6.       DEBT RESTRUCTURING

Exit Financing Facility

         On May 6, 2003, our $2 billion exit credit agreement (the "Exit Financing Facility"), which was an integral part of the Plan of Reorganization, syndicated by General Electric Capital Corporation, Fleet Retail Finance Inc. and Bank of America, N.A became effective. Debt issuance costs associated with the Exit Financing Facility totaled $58 of which $46 was paid during the 26-weeks ended July 30, 2003 and all of which will be amortized through May 2006. The Exit Financing Facility is a revolving credit facility under which Kmart Corporation is the borrower and contains an $800 letter of credit sub facility. Availability under the Exit Financing Facility is also subject to an inventory borrowing base formula. The Exit Financing Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart's direct and indirect domestic subsidiaries. The Exit Financing Facility is secured by first liens on inventory, the proceeds thereof and certain related assets of Kmart and the guarantors. Borrowings under the Exit Financing Facility currently bear interest at either the Prime rate plus 2.5% per annum or the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Exit Financing Facility if Kmart meets certain earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") targets. In addition, we are required to pay a fee based on the unutilized commitment under the Exit Financing Facility equal to 0.75% per annum.

         The Exit Financing Facility financial covenants include a requirement that Kmart maintain certain specified excess availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Exit Financing Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


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

         Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts.

         Included in Interest expense, net in the unaudited Condensed Consolidated Statements of Operations is interest income of $2, $1 and $1, for the 13-weeks ended July 30, 2003, April 30, 2003 and July 31, 2002, respectively. Included in Interest expense, net in the unaudited Condensed Consolidated Statements of Operations is interest income of $2, for the 26-weeks ended July 31, 2002. On the Petition Date, we stopped accruing interest on all unsecured pre-petition debt until the Company emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded by the Predecessor Company on certain pre-petition debt totaled $67 and $68 for the 13-weeks ended April 30, 2003 and July 31, 2002, respectively. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $137 for the 26-weeks ended July 31, 2002.

7. SPECIAL CHARGES

         Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, we instituted certain restructuring actions to improve our operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. Their effect on the 13-weeks ended April 30, 2003 and July 31, 2002 and the 26-weeks ended July 31, 2002 are summarized below.

Accelerated Depreciation

     During the fourth quarter of fiscal 2002, we analyzed our stores based on profitability, lease terms and geographic areas. As a result of the analysis we decided to close 316 stores, and in light of the shortened recoverability period in the stores to be closed, recorded charges of $52 during the 13-weeks ended April 30, 2003 for accelerated depreciation on unimpaired assets to be disposed of following the store closings. Of the charge, $47 is included in Restructurings, impairments and other charges and $5 is included in Discontinued operations in the unaudited Condensed Consolidated Statements of Operations.

     On September 6, 2001, we announced that we would restructure certain aspects of our supply chain operations. Depreciation was accelerated on the existing supply chain to reflect the revised remaining useful life. We recorded a charge of $5 and $9 for the 13-weeks and 26-weeks ended July 31, 2002, respectively, related to the accelerated depreciation of these assets. For the 13-weeks and 26-weeks ended July 31, 2002, $2 of the charge is included in SG&A and $3 and $7 of the charge is included in Cost of sales, buying and occupancy, respectively, in the unaudited Condensed Consolidated Statements of Operations.

         In the fourth quarter of fiscal 2001 we recorded a non-cash charge for the impairment of long-lived assets in accordance with SFAS No. 144. Included in the charge was the write-down to fair value of long-lived assets at our 283 stores for which we received Court approval to close. Depreciation on the remaining asset values was accelerated to reflect the revised useful lives and the assets were fully-depreciated by the end of the second quarter of fiscal 2002. We recorded charges of $4 and $18 for the 13-weeks and 26-weeks ended July 31, 2002, respectively, related to the accelerated depreciation of these assets. The charges are included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Corporate Cost Reduction Initiatives

     During the fourth quarter of fiscal 2002, we announced our intention to eliminate in the first quarter of fiscal 2003 approximately 500 corporate support positions. As a result of the expected job eliminations, we recorded a charge of $36 during the fourth quarter of fiscal 2002. For the 13-weeks ended April 30, 2003 we recorded a credit of $10 as a result of a change in our estimated expense. This credit is included in Restructurings, impairments and other charges in the accompanying unaudited Condensed Consolidated Statements of Operations.

     As a result of the closing of 283 stores during the second quarter of fiscal 2002, we eliminated approximately 400 positions at our corporate headquarters and approximately 50 national positions that provided corporate support. As a result of the job eliminations we recorded a charge of $15 during the second quarter of fiscal 2002. This charge is included in Restructuring, impairment and other charges in the accompanying unaudited Condensed Consolidated Statements of Operations.

Markdowns for Inventory Liquidation

         For the 13-weeks and 26-weeks ended July 31, 2002, we recorded charges of $27 and $785, respectively, to write-down inventory liquidated at our 283 closing stores to net realizable value. Of the charges, $27 and $652 is included in Cost of sales, buying and occupancy for the 13-weeks and 26-weeks ended July 31, 2002, respectively. The remainder for the 26-weeks ended July 31, 2002 is included in Discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations.

         Of the $785 charge, $348 relates to the write-down of inventory to estimated selling value in connection with liquidation sales in the 283 stores for which we received Court approval to close on March 20, 2002. The liquidation sales and store closings were completed on June 2, 2002. During the liquidation sales, the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our estimate. In addition, a charge of $320 was recorded related to the acceleration of markdowns on approximately 107,000 stock keeping units (SKUs) of inventory items that were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The SKUs were no longer carried as part of our product assortment in our remaining open stores and were reduced to estimated selling value. The liquidation of these SKUs required higher markdowns than anticipated; accordingly, an adjustment of $54 was recorded in the second quarter of 2002. The remaining $117 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores, of which $9 was recorded in the second quarter.

         The following table summarizes the components of the charge for markdowns for inventory liquidation during the 26-weeks ended July 31, 2002:



                                                                       Predecessor Company
                                                                  26-weeks ended July 31, 2002
                                              ------------------------------------------------------------------
                                                                                       Accelerated
                                                                                       Markdown of
                                               Write-down       Liquidator Fees       Discontinued
                                              of Inventory        and Expenses             SKUs            Total
                                              ------------        ------------             ----            -----
First Quarter                                    $ 384                $ 108               $ 266            $ 758

Second Quarter:
   Adjustments for actual selling values           (36)                   -                  54               18
   Additional fees and expenses                      -                    9                   -                9
                                                 -----                -----               -----            -----
Total                                            $ 348                $ 117               $ 320            $ 785
                                                 =====                =====               =====            =====


         As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 1 - Emergence from Chapter 11 Bankruptcy Protection for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization. Restructuring reserves related to the 2002 employee severance program of $36 were assumed by the Successor Company. Payments made against this reserve were $19 in the second quarter of fiscal 2003.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


8. REORGANIZATION ITEMS, NET

         Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

         The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003 and July 31, 2002, and the 26-weeks ended July 31, 2002:


                                                                            Predecessor Company
                                                          --------------------------------------------------------
                                                             13-Weeks             13-Weeks             26-Weeks
                                                               Ended                Ended                Ended
                                                          April 30, 2003        July 31, 2002        July 31, 2002
                                                          --------------        -------------        -------------
Gain on extinguishment of debt                                $(5,642)                 $ -                  $ -
Revaluation of assets and liabilities                           5,642                    -                    -
Fleming settlement                                                385                    -                    -
Estimated claims for rejected executory contracts                 200                    -                    -
2003 store closings                                               158                    -                    -
2002 store closings                                                 -                  (10)                 193
Other                                                              26                   14                   62
                                                              -------              -------              -------
Reorganization items, net                                     $   769              $     4              $   255
                                                              =======              =======              =======


Gain on extinguishment of debt/Revaluation of assets and liabilities

         See Note 3 - Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

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

2003 store closings

         On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval, we commenced store closing sales which were completed by April 13, 2003. In accordance with SFAS No. 144, 66 of the 316 closed stores were considered discontinued operations (see Note 4 - Discontinued Operations). As a result of our decision to close the 316 stores, we determined that $395 was the estimated allowed claim amount for lease terminations and other costs. During the first quarter of fiscal 2003 we reclassified $181 of capital lease obligations to the closed store reserve and we recorded a charge of $214 for lease terminations and other costs, of which $56 is included in discontinued operations and the remaining $158 is included in Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. The liability for estimated allowed claims was recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." On April 30, 2003, upon adoption of Fresh-Start accounting, this liability was discharged in accordance with the Plan of Reorganization; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


2002 store closings

         On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. In accordance with SFAS No. 144, 55 of the 283 closed stores were considered discontinued operations (see Note 4 - Discontinued Operations). As a result of our decision to close the 283 stores, we determined that $372 was the estimated allowed claim amount for lease terminations and other costs. During the first quarter of fiscal 2002 we reclassified $144 of capital lease obligations to the closed store reserve and recorded a charge of $228 for lease terminations and other costs, of which $25 is included in Discontinued operations and the remaining $203 is included in Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. During the second quarter of fiscal 2002, we recorded a credit of $10 to revise our reserve for estimated allowable claims. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of January 29, 2003. The liability for estimated allowed claims was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." On April 30, 2003, upon adoption of Fresh-Start accounting, this liability was discharged in accordance with the Plan of Reorganization; see
Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

         As a result of both store closing actions, Kmart's existing store base was reduced from 2,114 stores prior to the announcement of the 2002 store closings to 1,513 upon completion of the 2003 store closings. As of July 30, 2003, Kmart's existing store base was 1,512 stores.

Estimated claims for rejected executory contracts

         For the 13-weeks ended April 30, 2003, we recorded expense of $200 for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contracts. Our estimate of claims may be different from actual amounts alleged to be owing and filed by our creditors. Differences between amounts filed and our estimate will be investigated and resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

Other reorganization items

         For the 13-weeks ended April 30, 2003, we recorded professional fees of $43, employee costs of $66 relating to the Key Executive Retention Plan ("KERP"), a gain of $17 for the sale of pharmacy lists, income of $65 for lease auction proceeds related to the 2003 and 2002 closed stores, a gain of $15 for the settlement of pre-petition liabilities and net expenses of $14 for other miscellaneous reorganization items. For the 13-weeks ended July 31, 2002, we recorded professional fees of $29, employee costs of $37, a gain of $1 for the sale of pharmacy lists, a gain of $29 for the settlement of pre-petition liabilities and net income of $22 for other miscellaneous reorganization items. For the 26-weeks ended July 31, 2002, we recorded professional fees of $67, employee costs of $63, a gain of $15 for the sale of pharmacy lists, a gain of $34 for the settlement of pre-petition liabilities and net income of $19 for other miscellaneous reorganization items.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


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

10. PROPERTY HELD FOR SALE

         Included in Other current assets in our unaudited Condensed Consolidated Balance Sheet for the period ended July 30, 2003, is $117 of property held for sale. During the first quarter of fiscal 2003, we classified $160 of property held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the 13-weeks ended April 30, 2003, we recorded a $7 loss on the impairment of certain of the property held for sale. The loss is recorded in Selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. During the second quarter of fiscal 2003, we sold $43 of assets classified as property held for sale for $44, resulting in a gain of $1. Property held for sale consists primarily of closed store locations and undeveloped property that we are actively marketing and expect to sell within one year.

11. WORKERS' COMPENSATION

         In March 2002, the Court issued an order providing for the continuation of our existing surety bond coverage, which permits us to self-insure our workers' compensation programs in various states. Discussions are continuing with certain of the issuers of the surety bonds regarding the further continuation of the bonds. If our discussions prove unsuccessful and the existing surety bonds were to be cancelled, we could lose our self-insured status in the states covered by the surety bonds and be required to pursue alternative workers' compensation insurance programs. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security, (ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) as a last resort, participating in state-assigned risk and/or state fund insurance programs. We do not expect that any such alternative programs would result in additional costs having a material adverse effect on our financial position or results of operations.

12. INCOME TAXES

         We recorded a full valuation allowance against our net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," for the Predecessor Company, as realization of such assets in future years is uncertain. Accordingly, we have not recognized any tax benefit from our losses in the first quarters of 2003 and 2002 and the second quarter of 2002. The $6 tax benefit recorded in the first quarter of fiscal 2003 related primarily to a special provision of the Internal Revenue Code that allows a 10-year carry-back of certain losses. For the Successor Company, we recorded a $5 tax benefit from our losses during the 13-weeks ended July 30, 2003 based upon the estimated effective tax rate for the nine month period ending January 28, 2004 (successor period). We recorded a $12 tax benefit during the 26-weeks ended July 31, 2002 for the Predecessor Company related primarily to amounts refunded to Kmart as a result of the Job Creation and Worker Assistance Act of 2002, which was enacted in the first quarter of fiscal 2002.

13. LOSS PER SHARE

         The Successor Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted earnings per share information are presented in the unaudited Condensed Consolidated Statements of Operations. In all periods presented, net losses were incurred; therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. For the 13-weeks ended July 30, 2003, dilutive common stock equivalents include options to purchase approximately 8.3 million shares of the Successor Company's common stock at a price ranging from $10 to $20 and the potential conversion of the $60 principal amount convertible note to the Plan Investors.

         Periods prior to April 30, 2003 include dilutive common stock equivalents of the Predecessor Company. All outstanding stock options and trust convertible securities of the Predecessor Company were cancelled in accordance with the Plan of Reorganization. For the 13-weeks ended April 30, 2003, dilutive common stock equivalents include options to purchase 43.3 million shares of common stock at prices ranging from $4.86 to $24.03 and potential conversion of

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

certain trust preferred securities of 25.5 million common shares. For the 13-weeks and 26-weeks ended July 31, 2002, dilutive common stock equivalents include options to purchase 51.4 million shares of common stock at prices ranging from $4.86 to $26.03 and potential conversion of certain trust convertible preferred securities of 59.9 million common shares.

14. COMPREHENSIVE LOSS

     Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. For the 13-weeks ended April 30, 2003, comprehensive loss included a minimum pension liability adjustment of $94 which was subsequently eliminated through the application of Fresh-Start accounting. For the 13-weeks ended July 31, 2002, we recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $2 to reduce the value of our investment in certain equity securities to current market value. Comprehensive loss and net loss are equivalent for all other periods presented.

15. RELATED PARTY TRANSACTIONS

     Commencing March 2002, Kmart engaged various services of AP Services (formerly known as JA&A Services), a consulting firm, whose Chairman and another Principal held executive officer positions within Kmart. Specifically, their Chairman, Albert A. Koch, previously served as our Chief Financial Officer, and another Principal, Edward J. Stenger, previously served as our Treasurer. We recorded expenses of $1 and paid fees of $3 for the 13-weeks ended July 30, 2003, and recorded expenses of $7 and paid fees of $1 for the 13-weeks ended July 31, 2002, respectively, to the firm for services rendered under the consulting agreement, including the services of Messrs. Koch and Stenger. We recorded expenses of $8 and paid fees of $8 for the 26-weeks ended July 30, 2003, and recorded expenses of $9 and paid fees of $2 for the 26-weeks ended July 31, 2002.

     During the second quarter of fiscal 2003, the Company hired an employee of ESL. This employee will continue to serve ESL as the Vice President - Research, and will also assume the position of Vice President - Real Estate for the Company. The Company also hired a former independent contractor of ESL to assist with our operational strategy and business development. In addition, William C. Crowley is expected to assume a Senior Vice President position at the Company to assist primarily with financial matters while continuing in his current role as President and Chief Operating Officer of ESL and as a Director of Kmart Holding Corporation.

16. INVENTORIES AND COST OF MERCHANDISE SOLD

     For the periods ended January 29, 2003 and July 31, 2002, our inventory is accounted for using the LIFO method. Inventories valued on LIFO at January 29, 2003 and July 31, 2002 were $190 and $269 lower, respectively than the amounts that would have been reported under the FIFO method. As previously discussed, we elected to change our method of accounting for merchandise inventories from LIFO to FIFO; see Note 3 - Fresh Start Accounting.

17. INVESTMENTS IN AFFILIATED RETAIL COMPANIES

Meldisco

     Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS. We are aware that FTS will be restating its financial statements for prior periods. As a result, we have not received final financial statements for fiscal 2002 or the first two quarters of fiscal 2003 for Meldisco at the time of our filing of this Quarterly Report on Form 10-Q. For the 13-weeks ended July 30, 2003 and April 30, 2003, we have received preliminary financial statements and believe they provide a reliable basis for making a reasonable estimate of $2 and $7, respectively, of equity income. For the 13-weeks ended July 30, 2003 and April 30, 2003, Meldisco reported to us that it had net sales of $222 and $246, respectively. For the 13-weeks ended July 31, 2002, Meldisco reported to us that it had net sales of $290, gross profit of $142 and net income of $23. For the 26-weeks ended July 31, 2002, Meldisco reported to us that it had net sales of $596, gross profit of $280 and net income of $39. We do not expect the restatement to have a material effect on our equity income from Meldisco.

18. LIABILITIES SUBJECT TO COMPROMISE

     Under bankruptcy law and in general, actions by creditors to collect indebtedness we owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations were not enforced against the Debtors. We

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets as of January 29, 2003 and July 31, 2002. On the Effective Date, substantially all of the pre-petition liabilities were cancelled. See Note 1 - Emergence from Chapter 11 Bankruptcy Protection for a discussion of the discharge of pre-petition liabilities.

         The following table summarizes the components of Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of January 29, 2003 and July 31, 2002:



                                                          Predecessor Company
                                                  -----------------------------------
                                                     January 29,         July 31,
                                                        2003               2002
                                                  ----------------   ----------------
Debt and notes payable                                    $ 3,348            $ 3,327
Accounts payable                                            2,343              2,493
Pension Obligation                                            741                185
Closed store reserves                                         722                731
General liability and workers compensation                    320                288
Taxes payable                                                 285                160
Other liabilities                                             210                261
                                                  ----------------   ----------------
     Total liabilities subject to compromise              $ 7,969            $ 7,445
                                                  ================   ================



19. OTHER COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

         The Predecessor Company had (i) guaranteed obligations for real property leases of certain Debtors and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases were assigned pre-petition; (ii) contingent liabilities under real property leases assigned by Kmart pre-petition; and (iii) guaranteed indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. To the extent not expressly assumed or reinstated under the Plan of Reorganization these guarantees were discharged subject to pre-petition claims administration, and to the extent expressly assumed or reinstated, such guarantees are not considered to have a material adverse effect on the Company's financial position or results of operations.

Legal Proceedings

         Fair Labor Standards Litigation

         Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to Kmart's classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code, and Kmart's alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the United States District Court for the Eastern District of California (Henderson v. Kmart), the United States District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages could have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed and enjoined as a result of Kmart Corporation's Chapter 11 proceedings and confirmation of the Plan and, based on our initial investigations, we believe that we have meritorious defenses to each of these claims. We presently do not expect to have any material financial exposure as a result of these cases.

         Kmart is a defendant in a putative class action pending in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. The plaintiff claims he represents a class of all current and former Kmart employees who have been improperly denied overtime pay. This case was filed on March 4, 2003 and is currently

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


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

Securities Action Litigation

         Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of the Predecessor Company's common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles C. Conaway, former CEO and Chairman of the Board of the Predecessor Company as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of the Predecessor Company's common stock and seek, among other things, damages under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of the Predecessor Company's securities between March 13, 2001 and May 15, 2002, and added former officers and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation.

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

         On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company's stock; failure to provide complete and accurate information about the Predecessor Company's common stock; and failure to provide accurate information regarding the Predecessor Company's financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of Kmart Corporation as defendants. Kmart is not a defendant in this litigation. On July 29, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $180.

         On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships (the "Softbank Funds") that purchased stock of Bluelight.com, a subsidiary of Kmart Corporation, naming Charles C. Conaway, as former CEO and Chairman of the Board of the Predecessor Company, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for the Predecessor Company's stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 and Section 410 of the Michigan Uniform Securities Act. Kmart was not a defendant in this litigation. On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois. This lawsuit seeks $33 from the defendant for alleged breach of fiduciary duty in connection with the failure of the Predecessor Company to cause the registration of the plaintiffs' shares of the Predecessor Company's common stock to become effective. This claim is essentially the same as count I of the lawsuit that was dismissed on January 16, 2003. On May 2, 2002, the

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $56. On June 26, 2003, the Circuit Court dismissed the complaint without prejudice. The Softbank Funds filed a First Amended Complaint seeking $33 from Mr. Conaway and a motion for Voluntary Dismissal of the Complaint on July 25, 2003. On August 4, 2003, the Circuit Court dismissed the First Amended Complaint without prejudice.

         The foregoing actions, which were brought by or on behalf of holders of common stock of the Predecessor Company and are referred to as "Securities Actions" under the Plan of Reorganization, were brought against persons other than the Company and, therefore, were not extinguished when we emerged from Chapter 11. Accordingly, to the extent that any awards are granted to the respective plaintiffs under these actions and a claim is allowed against the Predecessor Company under the proofs of claim previously filed with the Court, the allowed claim, to the extent not covered by insurance, will be addressed and treated solely in accordance with the Plan of Reorganization. Except as noted above, the foregoing actions relate to periods occurring prior to the Petition Date. Any obligations which we may have with respect to a claim for indemnification by any of the defendants will be governed by the terms of the Plan of Reorganization.

Other and Routine Actions

         Kmart is a defendant in a putative class action pending in Colorado relating to proper access to facilities for the disabled under the Americans with Disabilities Act ("ADA"). The plaintiff claims he represents a class of disabled customers who have been improperly denied access to facilities required under the ADA. This case was filed on October 1, 1999 and is currently pending in the United States District Court in Denver, Colorado. This action was stayed pursuant to the automatic bankruptcy stay, however, on May 13, 2003, the District Court granted plaintiff's motion to reopen the proceedings. No class has been certified. At this time, the likelihood of a material unfavorable outcome is not considered probable.

         We are a party to a substantial number of other claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by us when we emerged or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts.

         We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our balance sheet as of July 30, 2003 only reflects potential losses for which the Successor Company may have ultimate responsibility.

Investigative Matters

         Prior to emergence, Kmart Corporation had been provided with copies of anonymous letters that were sent to the SEC, our auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purported to be sent by certain of our employees. The letters were referred to the Predecessor Company's Audit Committee of the Board of Directors, which engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U.S. Attorney's office for the Eastern District of Michigan with respect to the investigations of these matters. The staff of the SEC has expressed concerns about and is investigating the manner in which we recorded vendor allowances before the change in accounting principles at the end of fiscal 2001 and issues about the disclosure of certain events bearing on the Predecessor Company's liquidity in the fall of 2001. The United States Attorney for the Eastern District of Michigan also is undertaking an inquiry into these matters. A detailed discussion of the investigation and stewardship review, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

         After consultation with the statutory committees in our Chapter 11 proceedings, we had determined that the Creditor Trust was the preferred available mechanism for resolving any legal claims that the Company might have based on information from these investigations. As part of the Plan of Reorganization, the trustee of the trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating such claims.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

20. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a final consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF Issue No. 02-16"). This issue addressed the income statement classification of cash consideration received from a vendor and the recognition criteria for performance-driven vendor rebates or refunds. This consensus, which was effective for all arrangements entered into after December 31, 2002, resulted in certain co-op advertising recoveries, which would previously have been recorded as a reduction of SG&A, being recorded as a reduction of Cost of sales, buying and occupancy. We adopted EITF Issue No. 02-16 at the beginning of fourth quarter 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As required by SOP 90-7, the Company must adopt, as of the current reporting period, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 149 effective April 30, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. As required by SOP 90-7, we are required to adopt, as of the current reporting period, all accounting guidance that is effective within the next twelve month period. We adopted SFAS No. 150 effective April 30, 2003. We did not have any financial instruments that were classified prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

21. SUBSEQUENT EVENT

         On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. The repurchase was subject to an amendment to the Credit Agreement of our Exit Financing Facility, the approval of which was obtained. Certain of such grants may be subject to shareholder approval.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Cautionary Statement Regarding Forward-Looking Information

         This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future, are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment, which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

o        general economic conditions,
o weather conditions, including those which affect buying patterns of our customers,
o marketplace demand for the products of our key brand partners, as well as the engagement of appropriate new brand partners,
o changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
o competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings,
o the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization,
o our ability to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs,
o our ability to properly monitor our inventory needs and remain in-stock,
o our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
o        our ability to operate pursuant to our Exit Financing Facility,
o outcome of negotiations on collective bargaining agreements and other labor issues with unions representing employees in our distribution centers,
o        regulatory and legal developments,
o our ability to attract, motivate and/or retain key executives and associates,
o        our ability to attract and retain customers,
o our ability to offset the negative effects that filing for reorganization under Chapter 11 had on our business, including the loss in customer traffic and the impairment of vendor relations,
o our ability to obtain and maintain normal terms with vendors and service providers,
o our ability to maintain contracts, including leases, that are critical to our operations,
o our ability to implement our long-term strategy and/or develop a market niche,
o        our ability to fund and execute our business plan, and
o        other factors affecting business beyond our control.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Overview

         On the Effective Date, Kmart Corporation (the "Predecessor Company") emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") pursuant to the terms of the Debtors' Plan of Reorganization. The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a newly-formed, wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation (the "Successor Company"). Kmart is the nation's third largest discount retailer and the sixth largest general merchandise retailer.

         On the Petition Date, the Predecessor Company and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed the Plan of Reorganization and a related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003 ("Confirmation Date").

         In accordance with SOP 90-7, we adopted Fresh-Start accounting as of the Confirmation Date. However, in light of the proximity of such date to our fiscal quarter end, we applied, for accounting purposes, the effects of Fresh-Start accounting and the Plan of Reorganization, including the cancellation of the existing common stock and the issuance of the new common stock, "as if" they occurred on April 30, 2003. Upon applying Fresh-Start accounting, a new reporting entity, the Successor Company, is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 - Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to our results of operations for the 13-weeks ended April 30, 2003 and periods ended in fiscal 2002 refer to the Predecessor Company.

         At the time of emergence, the Plan Investors made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held, and we issued 14 million shares of new common stock to affiliates of ESL and to Third Avenue, in exchange for $127, net of $13 of commitment fees and Plan Investor expenses. In addition, we issued a 9%, $60 principal amount convertible note to the affiliates of ESL. The principal and unpaid interest in respect to the 9% convertible note is convertible at any time, at the option of the holder, into new common shares at a conversion price equal to $10 per share. ESL also was granted the option, exercisable in its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new Common Shares at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement.

         ESL and its affiliates beneficially own over 50% of the common stock of the Successor Company, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the $60 convertible note issued to affiliates of ESL. Each of the Plan Investors is represented on our Board of Directors.

         The Plan of Reorganization became effective on May 6, 2003, at which time all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Holders of the Predecessor Company's stock may receive up to 2.5% of the recoveries under the Creditor Trust; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection. New common stock of the Successor Company was issued in satisfaction of certain of those pre-petition liability claims; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. All of the shares of common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares of common stock of the Successor Company issued to affiliates of ESL and Third Avenue for $127, net of $13 of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and
Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, Kmart has established a Creditor Trust for the benefit of the Predecessor Company's pre-petition creditors and equity holders, to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

    o    implementing our business plan and returning Kmart to profitability;
    o taking appropriate action to offset the negative effects that the Chapter 11 filing had on our business, including the loss in customer traffic and the impairment of vendor relations;
    o operating within the framework of our $2 billion Exit Financing Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor terms; and
    o    attracting, motivating and/or retaining key executives and associates.

         These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. Refer to the "Cautionary Statement Regarding Forward-Looking Information" above.

Critical Accounting Policies and Estimates

         The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the information used to make these estimates as our business and the economic environment change. We have disclosed our critical accounting policies and estimates in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2003. See Note 3 - Fresh Start Accounting for a discussion of our change from the Last-in First-Out method of inventory valuation to the First-in First-Out method for our accounting for merchandise inventories.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         For a comprehensive discussion see Note 20 - Recently Adopted Accounting Pronouncements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         As previously discussed, due to the application of Fresh-Start accounting, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company. Therefore, the Results of Operations and the Liquidity and Financial Condition of the Successor Company have not been combined with those of the Predecessor Company in this Management's Discussion and Analysis.

  RESULTS OF OPERATIONS

         The following table is presented solely to complement management's discussion and analysis.


                                                              Successor Company                  Predecessor Company
                                                              -----------------   --------------------------------------------------

                                                               13-Weeks Ended     13-Weeks Ended     13-Weeks Ended   13-Weeks Ended
                                                               July 30, 2003      July 31, 2002      April 30, 2003     May 1, 2002
                                                               ---------------    ---------------    --------------   --------------
Sales                                                              $ 5,652            $ 7,183            $ 6,181          $ 7,181
Cost of sales, buying and occupancy                                  4,418              5,912              4,762            6,519
                                                                   -------            -------            -------          -------

Gross margin                                                         1,234              1,271              1,419              662
Selling, general and administrative expenses                         1,228              1,535              1,421            1,670
Restructuring, impairment and other charges                              -                 14                 37                -
Equity income in unconsolidated subsidiaries                            (2)               (14)                (7)              (5)
                                                                   -------            -------            -------          -------

Income (loss) before interest, reorganization items, income
    taxes and discontinued operations                                    8               (264)               (32)          (1,003)
Interest expense, net                                                   21                 32                 57               33
Reorganization items, net                                                -                  4                769              251
Benefit from income taxes                                               (5)                 -                 (6)             (12)
                                                                   -------            -------            -------          -------

Loss before discontinued operations                                     (8)              (300)              (852)          (1,275)

Discontinued operations (net of income taxes of $2, $0, $0
      and $0, respectively)                                              3                  7                (10)            (167)
                                                                   -------            -------            -------          -------

Net loss                                                           $    (5)           $  (293)           $  (862)         $(1,442)
                                                                   -------            -------            -------          -------



13-WEEKS ENDED JULY 30, 2003 COMPARED TO 13-WEEKS ENDED JULY 31, 2002

         Same-store sales and total sales decreased 5.4% and 21.3%, respectively, for the 13-weeks ended July 30, 2003, as compared to the 13-weeks ended July 31, 2002. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in same-store sales is due primarily to decreased promotional activity, resulting in lower sales volumes at improved rates of margin realization. The decrease in total sales is attributable to the decrease in same-store sales, the closure of 283 stores during the second quarter of fiscal 2002 and the closure of 316 stores during the first quarter of fiscal 2003.

         Gross margin decreased $37 to $1,234, for the 13-weeks ended July 30, 2003, from $1,271 for the 13-weeks ended July 31, 2002. Gross margin, as a percentage of sales, increased to 21.8% for the 13-weeks ended July 30, 2003, from 17.7% for the comparable period in the prior year. The improvement in the gross margin rate is attributable to a decrease in shrinkage and an overall improvement in our sales mix. In addition, the gross margin rate was positively affected by the termination of our supply arrangement with Fleming, lower buying and occupancy expenses as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting and the effect of co-op recoveries recorded in Cost of sales, buying and occupancy in 2003. Previously, co-op recoveries were recorded in Selling, general and administrative expenses ("SG&A") prior to the adoption in the fourth quarter of 2002 of EITF 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). These improvements in the gross margin rate were partially offset by the impact of clearance markdowns.

         Selling, general and administrative expenses (SG&A), which includes advertising costs (net of co-op recoveries of $91 in 2002), decreased $307 to $1,228 for the 13-weeks ended July 30, 2003 from $1,535 for the 13-weeks ended July 31, 2002. The decrease in SG&A is primarily due to the reduction of our store base after closing 599 stores during fiscal 2002 and the first quarter of 2003, as well as a decrease in payroll and other related expenses from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


corporate headquarters' cost reduction initiatives, and lower depreciation expense due to adjustments to the book value of the Company's property and equipment, resulting from impairment charges taken while operating in bankruptcy and the write-off of long-lived assets in conjunction with Fresh-Start accounting. Collectively, these reductions were partially offset by an increase in workers' compensation expense and the impact of the reclassification of co-op recoveries, as discussed above. SG&A, as a percentage of sales, increased to 21.7% for the 13-weeks ended July 30, 2003, from 21.4% for the comparable period in the prior year.

         Income before interest, reorganization items, income taxes and discontinued operations for the 13-weeks ended July 30, 2003 was $8, or 0.1% of sales, as compared to a loss of ($264), or (3.7%) of sales, for the 13-weeks ended July 31, 2002. The increase in operating income from the comparable period in the prior year was primarily due to the decrease in SG&A, partially offset by the decrease in gross margin, as discussed above.

         Interest expense, net for the 13-weeks ended July 30, 2003 and July 31, 2002 was $21 and $32, respectively. Included in net interest expense is interest income of $2 and $1 for the 13-weeks ended July 30, 2003 and July 31, 2002, respectively. The decrease in net interest expense is primarily attributable to the decrease in our capital lease interest expense as a result of the store closings. While operating under Chapter 11, we were prohibited from paying interest on unsecured pre-petition debt. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended July 31, 2002 was $100.

         Effective income tax rate was (38.5)% and 0.0% for the 13-weeks ended July 30, 2003 and July 31, 2002, respectively. See Note 12 - Income Taxes.

13-WEEKS ENDED APRIL 30, 2003 COMPARED TO 13-WEEKS ENDED MAY 1, 2002

         Same-store sales and total sales decreased 3.2% and 13.9%, respectively, for the 13-weeks ended April 30, 2003 as compared to the 13-weeks ended May 1, 2002. The decrease in same-store sales was primarily due to sluggish retail sales as a result of consumer concerns over the war with Iraq, general economic factors and unseasonable weather conditions. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in total sales was attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

         Gross margin increased $757 to $1,419, for the 13-weeks ended April 30, 2003, from $662 for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-weeks ended May 1, 2002. The increase in gross margin was primarily related to the charge of $625 recorded in the first quarter of 2002 in conjunction with the store closing liquidation sales. In addition, our gross margin rate was positively affected by a favorable gross margin rate realized from closing store liquidation sales, a decrease in sales of food and consumables, which carry lower margins, and a decrease in promotional markdowns, partially offset by the impact of clearance markdowns.

         Selling, general and administrative expenses (SG&A), which includes advertising costs (net of co-op recoveries of $69 in fiscal 2002) decreased $249 for the 13-weeks ended April 30, 2003 to $1,421, or 23.0% of sales, from $1,670, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A was primarily the result of the closure of 283 stores in the second quarter of 2002 and lower payroll and other related expenses in the first quarter of 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably impacted by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. Offsetting the positive impact of these items was an increase in pension and workers' compensation expense and the impact of the previously discussed reclassification of co-op recoveries in accordance with EITF 02-16.

         Loss before interest, reorganization items, income taxes and discontinued operations for the 13-weeks ended April 30, 2003 was $32, or (0.5%) of sales, as compared to a loss of $1,003, or (14.0%) of sales, for the same period of the prior year. The decrease in operating loss was primarily due to the 2002 charge for accelerated inventory markdowns of $625 and the decrease in SG&A as previously discussed.

         Interest expense, net for the 13-weeks ended April 30, 2003 and May 1, 2002 was $57 and $33, respectively. The increase in interest expense was due to accelerated amortization on debt issuance costs related to our DIP Credit Facility in conjunction with our emergence from Chapter 11. Included in net interest expense was interest income of $1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


for the 13-weeks ended April 30, 2003 and May 1, 2002. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 and May 1, 2002 was $67 and $69, respectively.

         Effective income tax rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively, see Note 12 - Income Taxes.

         Significant changes were made to our April 30, 2003 unaudited Condensed Consolidated Balance Sheet to reflect the application of Fresh-Start accounting. See Note 3 - Fresh Start Accounting for further details of the adjustments.

26-WEEKS ENDED JULY 31, 2002 (PREDECESSOR COMPANY)

         Total sales were $14,364 for the 26-weeks ended July 31, 2002. Same-store sales decreased (11.4%). Same-store sales include sales of all open stores that have been open for greater than 13 full months. Promotional activity during the period benefited total and same-store sales.

         Gross margin for the 26-weeks ended was $1,933, or 13.5% of sales. Gross margin was negatively impacted by the inventory charge of $652 recorded in fiscal 2002 in conjunction with the store closing liquidation sales.

         SG&A, which includes advertising costs, was $3,205, or 22.3% of sales for the period. The Company recorded $158 of co-op recoveries in SG&A prior to the adoption of EITF 02-16 as discussed above.

         Operating loss before interest, reorganization items, income taxes and discontinued operations for the 26-weeks ended July 31, 2002 was ($1,267), or (8.8%) of sales.

         Interest expense, net was $65 for the 26-weeks ended July 31, 2002. Included in net interest expense is interest income of $2.

         Effective income tax rate was (0.8%) for the 26-weeks ended July 31, 2002. See Note 12 - Income Taxes.

LIQUIDITY AND FINANCIAL CONDITION

13-WEEKS ENDED JULY 30, 2003 (SUCCESSOR COMPANY)

         Our cash needs are satisfied through working capital generated by our business and funds available under our Exit Financing Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since the Predecessor Company's filing for reorganization under Chapter 11, most of our vendors continue to support us and have resumed normal trade terms. We continue to focus on our vendor relationships and do not expect to experience any significant disruption of terms with our vendors. Should, however, we experience a significant disruption of terms with our vendors, sales fail to improve, the Exit Financing Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

         On May 6, 2003, our $2 billion Exit Financing Facility financed by General Electric Capital Corporation, Fleet Retail Finance, Inc. and Bank of America, N.A. became effective. Debt issuance costs associated with the Exit Financing Facility totaled $58 and will be amortized through May 2006. The Exit Financing Facility is a revolving credit facility under which Kmart Corporation is the debtor and its parent entities and most direct and indirect subsidiaries are guarantors. The Exit Financing Facility is collateralized by first liens on inventory, the proceeds thereof, and certain intellectual property necessary to realize the value of the inventory. Borrowings under the Exit Financing Facility currently bear interest at either the Prime rate plus 2.5% per annum or the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Exit Financing Facility if Kmart meets certain EBITDA targets. In addition, we are required to pay a fee based on the unutilized commitment under the Exit Financing Facility equal to 0.75% per annum. The Exit Financing Facility financial covenants include a requirement that Kmart maintain certain specified excess availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Exit Financing Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations. As of July 30, 2003 we had utilized $480 of the Exit Financing Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the Exit Financing Facility at July 30, 2003 is $1.5 billion. We do not currently expect to borrow from the Exit Financing Facility except in the normal course of business to possibly fund the seasonal inventory build-up for the fourth quarter, as discussed below. The Company is also exploring various alternatives to reduce the cost of our Exit Financing Facility.

         Net cash used for operating activities was $172 for the 13-weeks ended July 30, 2003. Net cash used for operating activities was primarily driven by payments of $451 during the second quarter of fiscal 2003 for exit costs and reorganization items. The payments for exit costs and reorganization items include $69 under the Key Employee Retention Program ("KERP"), $45 to retain bankruptcy advisors and $243 to pre-petition lenders. The negative impact of these items was partially offset by a reduction in inventory, net of accounts payable.

         Net cash provided by investing activities was $17 for the 13-weeks ended July 30, 2003 and was the result of proceeds of $44 from the sale of property classified as property held for sale (see Note 10 - Property Held for Sale) offset by $27 for capital expenditures.

         Net cash provided by financing activities was $123 for the 13-weeks ended July 30, 2003. Upon emergence from bankruptcy, the Company received proceeds of $140 from the issuance of common stock to the Plan Investors and proceeds of $60 from the issuance of the convertible note to affiliates of ESL. The positive impact of these items was offset by payments made for other financing arrangements.

13-WEEKS ENDED APRIL 30, 2003 (PREDECESSOR COMPANY)

         Net cash provided by operating activities was $576 for the 13-weeks ended April 30, 2003. Net cash provided by operating activities was primarily driven by a decrease in inventory of $480 due to store liquidation sales and improved inventory management partially offset by a decrease in accounts payable.

         Net cash provided by investing activities was $60 for the 13-weeks ended April 30, 2003. Net cash provided by investing activities was the result of first quarter fiscal 2003 proceeds of $64 from the sale of four owned Kmart store locations and the sale of furniture and fixtures from our closed store locations offset by $4 for capital expenditures.

         Net cash used for financing activities was $17 for the 13-weeks ended April 30, 2003 primarily due to payments on debt and capital lease obligations.

26-WEEKS ENDED JULY 31, 2002 (PREDECESSOR COMPANY)

         Net cash provided by operating activities for the 26-weeks ended July 31, 2002 was $288 and was primarily due to an increase in accounts payable, partially offset by the net loss excluding non-cash items. The increase in accounts payable was attributable to the bankruptcy filing as pre-petition indebtedness was stayed.

         Net cash used for investing activities was $116 for the 26-weeks ended July 31, 2002. The Company had capital expenditures of $126 during the period.

         Net cash used for financing activities was $414 for the 26-weeks ended July 31, 2002. As of the Petition Date, pre-petition indebtedness was stayed. During the first two quarters of fiscal 2002, we paid off $349 of borrowings outstanding at fiscal year end 2001 relating to our Debtor-in-Possession Credit Facility ("DIP Credit Facility") and certain other pre-petition liabilities.

         Following the Petition Date and prior to emergence, the Predecessor Company utilized cash flows from operations and the DIP Credit Facility as its primary sources of working capital. The DIP Credit Facility was a revolving credit facility under which the Predecessor Company was the borrower and the rest of the Debtors were guarantors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Seasonality

         Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations are earned in the fourth quarter. Our results of operations and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter fiscal 2002 sales represented over 29% of total net sales in fiscal 2002. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year. To support the higher seasonal sales volume, we experience a seasonal inventory build in October and November and, as a result, our usage of credit lines has historically been higher for this period of the year.

Inflation

         Inflation has not had a significant impact on our business over the past three years and we do not expect it to have a significant impact on operations in the foreseeable future unless global or geo-political factors substantially affect the world economy.

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

         In light of losses in the equity markets in 2002 and prior years, and the effect of such returns on the value of the plans' assets, we presently expect that we will be required to commence making significant contributions to the plans in 2005 or 2006, although it is possible that contributions could be required earlier. Given that the plans are frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment performance of the plans' assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 and $200 a year, or between $700 and $1 billion in the aggregate. The actual level of contributions will depend upon a number of factors, including actual demographic experience, pension fund returns and other changes affecting valuations.

         In addition to the funding described above, as a result of the returns over the most recent years, decreases in our annual discount rate and expected rate of return on assets, we recorded pension expense of $6 and $20 in the 13-weeks ended July 30, 2003 and the 13-weeks ended April 30, 2003, respectively, as opposed to income as has been recorded in the most recent years.


FRESH-START ADJUSTMENTS

         In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values. Fair values used represent our best estimates based on independent appraisals and valuations.

         To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections, the enterprise value was determined by the Company, with the assistance of a financial advisor, using various valuation methods, including
(i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. For a comprehensive discussion see Note 3 - Fresh-Start Accounting.

DISCONTINUED OPERATIONS

         During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we closed 316 and 283 stores, respectively. Of the total store closings, we identified 121 stores that met the criteria for discontinued operations. For a comprehensive discussion see Note 4 - Discontinued Operations.

         Of the 599 stores that were closed in 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations. Total sales, gross margin and SG&A for these 250 stores were $854, $301 and $146, respectively. For the 13-weeks ended July 31, 2002, total sales, gross margin and SG&A for the 478 stores that were reported in continuing operations were $1,210, $202 and $249, respectively. For the 26-weeks ended July 31, 2002, total sales, gross margin and SG&A for the 478 stores that were reported in continuing operations were $2,884, $(35) and $618, respectively.

SPECIAL CHARGES

         Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, we instituted certain restructuring actions to improve our operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. For the 13-weeks ended April 30, 2003, and the 13-weeks and 26-weeks ended July 31, 2002, we recorded special charges of $42, $51 and $827, respectively. For a comprehensive discussion see Note 7 - Special Charges.

REORGANIZATION ITEMS, NET

         Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the unaudited Condensed Consolidated Statements of Operations. We recorded $4, $769 and $255 for the 13-weeks ended July 31, 2002, the 13-weeks ended April 30, 2003 and the 26-weeks ended July 31, 2002, respectively, for reorganization items. The net increase in Reorganization items for the 13-weeks ended April 30, 2003 as compared to the 26-weeks ended July 31, 2002, is primarily due to the Fleming settlement of $385 and expense of $200 for estimated claims for rejected executory contracts, partially offset by the 2002 store closings charge of $203. For a comprehensive discussion see Note 8 - Reorganization Items, net.

OTHER MATTERS

         Lawsuits, Investigations and Other Contingent Liabilities

         The Company's stores are supplied by 17 distribution centers located throughout the United States. Employees at 9 of these distribution centers are parties to various collective bargaining agreements. The Company is in negotiations with the UAW to renew collective bargaining agreements scheduled to expire on September 1, 2003 that cover two of the distribution centers supplying approximately 15% of the Company's stores. The Company cannot predict the outcome of these negotiations. The Company has a contingency plan in place to supply its stores from its other distribution centers with minimum disruption in the short term in the event the employees take action that impacts distribution center operations. If the disruption to the distribution center operations is prolonged into the Company's peak sales season, the Company may experience more significant difficulties supplying its stores.

         We are a party to a substantial number of other claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by us when we emerged or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts. For a comprehensive discussion see Note 19 - Other Commitments and Contingencies.

         Other

         On August 6, 2003, Kmart announced the launch of the Thalia Sodi Collection. The Collection captures the personal style and attitude of the Hispanic actress and singer, Thalia Sodi, and her culture. It includes branded apparel for women and girls, as well as footwear, accessories, jewelry, intimates, hosiery and bed and bath products. The Thalia Sodi Collection is available in 335 Kmart stores including those in the New York City, Los Angeles, San Francisco, Miami, Denver, Las Vegas, Phoenix, San Diego, Chicago and Puerto Rico areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart has resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc; however, she will serve as the Chief Creative Officer and remain on the Board of Directors. To-date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart brand products.

         On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. The repurchase was subject to an amendment to the Credit Agreement of our Exit Financing Facility, the approval of which was obtained. Certain of such grants may be subject to shareholder approval.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At July 30, 2003, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Exit Financing Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 4.  CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision of our management Disclosure Committee (which includes the Chief Executive Officer and Co-Principal Financial Officers), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Chief Executive Officer and Co-Principal Financial Officers concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note 19 of the Notes to unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

ITEM 5.  OTHER INFORMATION

         The employment of Mr. William D. Underwood as Executive Vice-President, Sourcing and Global Operations with Kmart terminated June 24, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND FORM 8-K/A

(a)      The following exhibits are filed as a part of this report:

         Exhibit 10.1 - Letter Agreement to Credit Agreement

         Exhibit 10.2 - Kmart Holding Corporation Annual Incentive Bonus Plan

         Exhibit 10.3 - First Amendment to Credit Agreement

         Exhibit 31.1 - Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Co-Principal Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.3 - Co-Principal Financial Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

(b)      The following exhibit is furnished as a part of this report:

         Exhibit 32   - Certifications pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002


(c) Reports on Form 8-K and Form 8-K/A: We filed and furnished the following Current Reports on Form 8-K and Form 8-K/A with the SEC:

         1. On June 16, 2003, Kmart Holding Corporation furnished a Current Report on Form 8-K to report the first quarter 2003 operating results.

         2. On June 17, 2003, Kmart Holding Corporation filed a Current Report on Form 8-K/A to report that on May 30, 2003, the Bankruptcy Court confirmed and established May 6, 2003 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions in accordance with the terms of the Plan of Reorganization; and to furnish revised certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         3. On August 8, 2003, Kmart Holding Corporation filed a Current Report on Form 8-K to report the audited financial statements for the 13-weeks ended April 30, 2003 and Fiscal Years ended January 29, 2003, January 30, 2002 and January 31, 2001.

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






                             Date:             AUGUST 29, 2003

                                            Kmart Holding Corporation
                                     ----------------------------------
                                                  (Registrant)



                             By:              /s/ Julian C. Day
                                     ----------------------------------
                                                Julian C. Day
                                             PRESIDENT AND CHIEF
                                              EXECUTIVE OFFICER
                                        (Principal Executive Officer)

                                           /s/ Richard J. Noechel
                                     ----------------------------------
                                             Richard J. Noechel
                                             VICE PRESIDENT AND
                                                 CONTROLLER



                                  (Principal Accounting Officer and Co-Principal
                                                Financial Officer)

                                 EXHIBIT INDEX


         Exhibit No.        Description
         -----------        -----------

         Exhibit 10.1 - Letter Agreement to Credit Agreement

         Exhibit 10.2 - Kmart Holding Corporation Annual Incentive Bonus Plan

         Exhibit 10.3 - First Amendment to Credit Agreement

         Exhibit 31.1 - Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Co-Principal Financial Officer Certification
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002

         Exhibit 31.3 - Co-Principal Financial Officer Certification
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002

(b)      The following exhibit is furnished as a part of this report:

         Exhibit 32   - Certifications pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002