Form 10-Q
period 2003-10-29
KMART HOLDING CORP
filed 2003-12-05
CIK 1229206

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 000-50278

                            KMART HOLDING CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                     32-0073116
   ------------------------------------------                -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

   3100 West Big Beaver Road - Troy, Michigan                       48084
   ------------------------------------------                -------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (248) 463-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [X]     No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes [X]     No [ ]

As of November 30, 2003, 89,628,556 shares of Common Stock of Kmart Holding Corporation were outstanding.

                                      INDEX

                                                                                                         PAGE
                                                                                                         -----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited) --
           Successor Company - for the 13-weeks ended October 29, 2003
           Predecessor Company - for the 13-weeks ended October 30, 2002                                   3

           Condensed Consolidated Statements of Operations (Unaudited) --
           Successor Company - for the 26-weeks ended October 29, 2003
           Predecessor Company - for the 13-weeks ended April 30, 2003 and the
                39-weeks ended October 30, 2002                                                            4

           Condensed Consolidated Balance Sheets (Unaudited) --
           Successor Company - as of October 29, 2003
           Predecessor Company - as of  January 29, 2003 and October 30, 2002                              5

           Condensed Consolidated Statements of Cash Flows (Unaudited) --
           Successor Company - for the 26-weeks ended October 29, 2003
           Predecessor Company - for the 13-weeks ended April 30, 2003 and the
                39-weeks ended October 30, 2002                                                            6

           Notes to Unaudited Condensed Consolidated Financial Statements                                7-24

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition         25-35

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                     36

Item 4.    Controls and Procedures                                                                        36

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                              37

Item 5.    Other Information                                                                              37

Item 6.    Exhibits and Reports on Form 8-K                                                              37-38

           Signatures                                                                                     39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                 13-WEEKS ENDED
                                                                     ----------------------------------------
                                                                        SUCCESSOR              PREDECESSOR
                                                                         COMPANY                 COMPANY
                                                                     OCTOBER 29, 2003        OCTOBER 30, 2002
                                                                     ----------------        ----------------
Sales                                                                    $ 5,092                 $ 6,459
Cost of sales, buying and occupancy                                        3,925                   5,353
                                                                         -------                 -------
Gross margin                                                               1,167                   1,106

Selling, general and administrative expenses                               1,178                   1,448
Restructuring, impairment and other charges                                    -                      (6)
Equity income in unconsolidated subsidiaries                                  (1)                     (8)
                                                                         -------                 -------
Loss before interest, reorganization items, income
   taxes and discontinued operations                                         (10)                   (328)
Interest expense, net (contractual interest for the 13-weeks
   ended October 30, 2002 was $104)                                           24                      37
Reorganization items, net                                                      -                       4
Benefit from income taxes                                                    (11)                     (7)
                                                                         -------                 -------
Loss before discontinued operations                                          (23)                   (362)
Discontinued operations (net of income taxes of $0)                            -                     (21)
                                                                         -------                 -------
Net loss                                                                 $   (23)                $  (383)
                                                                         =======                 =======

Basic/diluted loss before discontinued operations                        $ (0.26)                $ (0.72)
Discontinued operations                                                        -                   (0.04)
                                                                         -------                 -------
Basic/diluted net loss per common share                                  $ (0.26)                $ (0.76)
                                                                         =======                 =======

Basic/diluted weighted average shares (millions)                            89.6                   502.5

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       SUCCESSOR COMPANY                PREDECESSOR COMPANY
                                                                       -----------------       -------------------------------------
                                                                        26-WEEKS ENDED         13-WEEKS ENDED        39-WEEKS ENDED
                                                                       OCTOBER 29, 2003        APRIL 30, 2003       OCTOBER 30, 2002
                                                                       -----------------       --------------       ----------------
Sales                                                                   $     10,744           $      6,181          $     20,823
Cost of sales, buying and occupancy                                            8,344                  4,762                17,784
                                                                        ------------           ------------          ------------
Gross margin                                                                   2,400                  1,419                 3,039

Selling, general and administrative expenses                                   2,401                  1,421                 4,653
Restructuring, impairment and other charges                                        -                     37                     8
Equity income in unconsolidated subsidiaries                                      (3)                    (7)                  (27)
                                                                        ------------           ------------          ------------
Income (loss) before interest expense, reorganization items, income
   taxes and discontinued operations                                               2                    (32)               (1,595)
Interest expense, net (contractual interest for the 13-weeks ended
   April 30, 2003 and the 39-weeks ended October 30, 2002
   was $124 and $306, respectively)                                               45                     57                   102
Reorganization items, net                                                          -                    769                   259
Benefit from income taxes                                                        (15)                    (6)                  (19)
                                                                        ------------           ------------          ------------

Loss before discontinued operations                                              (28)                  (852)               (1,937)

Discontinued operations (net of income taxes of $0 and $0)                         -                    (10)                 (181)
                                                                        ------------           ------------          ------------
Net loss                                                                $        (28)          $       (862)         $     (2,118)
                                                                        ============           ============          ============

Basic/diluted loss before discontinued operations                       $      (0.32)          $      (1.63)         $      (3.85)
Discontinued operations                                                            -                  (0.02)                (0.36)
                                                                        ------------           ------------          ------------
Basic/diluted net loss per common share                                 $      (0.32)          $      (1.65)         $      (4.21)
                                                                        ============           ============          ============

Basic/diluted weighted average shares (millions)                                89.6                  522.7                 502.7

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 SUCCESSOR
                                                                                  COMPANY        PREDECESSOR COMPANY
                                                                                 -----------   -------------------------
                                                                                 OCTOBER 29,   JANUARY 29,   OCTOBER 30,
                                                                                    2003          2003          2002
                                                                                 -----------   -----------   -----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                        $    941      $    613      $    381
 Merchandise inventories                                                             4,404         4,825         6,330
 Other current assets                                                                  552           664           687
                                                                                  --------      --------      --------
TOTAL CURRENT ASSETS                                                                 5,897         6,102         7,398

Property and equipment, net                                                            115         4,892         5,764
Other assets and deferred charges                                                      105           244           230
                                                                                  --------      --------      --------
TOTAL ASSETS                                                                      $  6,117      $ 11,238      $ 13,392
                                                                                  ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Long-term debt due within one year                                               $     61      $      -      $      -
 Accounts payable                                                                    1,203         1,248         1,825
 Accrued payroll and other liabilities                                                 733           710           691
 Taxes other than income taxes                                                         295           162           306
                                                                                  --------      --------      --------
TOTAL CURRENT LIABILITIES                                                            2,292         2,120         2,822
                                                                                  --------      --------      --------

LONG-TERM LIABILITIES

 Long-term debt and mortgages payable                                                   24             -           575
 Capital lease obligations                                                             419           623           660
 Pension obligation                                                                    867             -             -
 Unfavorable operating leases                                                          322             -             -
 Other long-term liabilities                                                           486           181           209
                                                                                  --------      --------      --------
TOTAL LONG-TERM LIABILITIES                                                          2,118           804         1,444

TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                          4,410         2,924         4,266
LIABILITIES SUBJECT TO COMPROMISE                                                        -         7,969         7,128
Predecessor Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4 % convertible
 junior subordinated debentures (redemption value $648 and $883, respectively)           -           646           874

SHAREHOLDERS' EQUITY (DEFICIT)
 Successor Company preferred stock 20,000,000 shares authorized;
  no shares outstanding                                                                  -             -             -
 Predecessor Company common stock $1 par value, 1,500,000,000 shares
  authorized; 519,123,988 and 503,458,279 shares outstanding, respectively               -           519           503
 Successor Company common stock $0.01 par value, 500,000,000 shares
  authorized; 89,655,445 shares outstanding                                              1             -             -
 Capital in excess of par value                                                      1,735         1,922         1,709
 Treasury stock, at cost                                                                (1)            -             -
 Accumulated deficit                                                                   (28)       (2,742)       (1,088)
                                                                                  --------      --------      --------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 1,707          (301)        1,124
                                                                                  --------      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $  6,117      $ 11,238      $ 13,392
                                                                                  ========      ========      ========

See accompanying Notes to unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                    SUCCESSOR
                                                                     COMPANY                PREDECESSOR COMPANY
                                                                ----------------    ------------------------------------
                                                                    26-WEEKS           13-WEEKS             39-WEEKS
                                                                      ENDED             ENDED                ENDED
                                                                OCTOBER 29, 2003    APRIL 30, 2003      OCTOBER 30, 2002
                                                                ----------------    --------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                       $        (28)      $       (862)      $     (2,118)
   Adjustments to reconcile net loss to net cash
     (used for) provided by operating activities:
       Restructuring, impairments and other charges                          -                 44                788
       Reorganization items, net                                             -                769                278
       Depreciation and amortization                                        10                177                558
       Equity income in unconsolidated subsidiaries                         (3)                (7)               (27)
   Dividends received from Meldisco                                          -                 36                 45
   Cash used for store closings and other charges                          (11)               (64)              (147)
   Cash used for payments of exit costs and other
     reorganization items                                                 (470)               (19)              (113)
   Change in:
       Inventories                                                          27                480             (1,202)
       Accounts payable                                                     43               (117)               859
       Deferred income taxes and taxes payable                              (4)               (16)               (23)
       Other assets                                                        (10)               123                 49
       Other liabilities                                                    50                 32                252
                                                                  ------------       ------------       ------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                      (396)               576               (801)
                                                                  ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                             93                 64                 13
   Capital expenditures                                                    (61)                (4)              (206)
                                                                  ------------       ------------       ------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                        32                 60               (193)
                                                                  ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                           60                  -                  -
   Proceeds from DIP Credit Facility                                         -                  -                245
   Payments on debt                                                        (36)                (1)               (22)
   Purchase of treasury stock                                               (3)                 -                  -
   Debt issuance costs                                                     (46)                 -                (36)
   Payments on capital lease obligations                                   (29)               (16)               (57)
   Fees paid to Plan Investors                                             (13)                 -                  -
   Issuance of common shares                                               140                  -                  -
                                                                  ------------       ------------       ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        73                (17)               130
                                                                  ------------       ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (291)               619               (864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,232                613              1,245
                                                                  ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $        941       $      1,232       $        381
                                                                  ============       ============       ============

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

              On January 22, 2002 ("Petition Date"), the Predecessor Company and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). During the reorganization proceedings, the Debtors continued to operate its business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors' committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003 ("Confirmation Date").

              In connection with our emergence from bankruptcy, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 - Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to the 13-weeks ended April 30, 2003 and periods ended in fiscal 2002 refer to the Predecessor Company.

     Plan Investors

              At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held, and we issued 14 million shares of new common stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9%, $60 million principal amount convertible note, due in May 2004, to affiliates of ESL. The terms of the agreement allow the affiliates of ESL the right to extend the maturity of the convertible note for an additional two years with notice prior to March 2004. With respect to the 9% convertible note, the principal is convertible at any time, at the option of the holder, into new shares of common stock at a conversion price equal to $10 per share.
     ESL was also granted the option, exercisable at its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new shares of common stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement").

              ESL and its affiliates beneficially own over 50% of the common stock of the Successor Company, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the $60 million convertible note issued to affiliates of ESL. Each of the Plan Investors is represented on our Board of Directors.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     Discharge of Liabilities

              On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. New common stock of the Successor Company was issued in satisfaction of certain of those claims. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock of which, 151,738 options to purchase shares of new common stock were cancelled, during the third quarter of fiscal 2003. All of the shares of new common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares issued to affiliates of ESL and to Third Avenue in exchange for $127 million, net of $13 million of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust ("Creditor Trust") was established for the benefit of the Predecessor Company's pre-petition creditors and equity holders, and to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations. The following table outlines the discharge of the Predecessor Company's Liabilities subject to compromise pursuant to the Plan of Reorganization:

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

Class 5 - Trade Vendor and Lease Rejection             Issued 31,945,161 shares of new common stock of the Successor Company.
Claims over $30,000                                    Holders may also receive, as described below, recoveries under the Creditor
                                                       Trust.

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

Class 7 - General Unsecured Convenience Claims         Recovery to be paid in cash equal to 6.25% of allowed claims or $1,875 if
less than or equal to $30,000                          the amount of such allowed claims is greater than $30,000 and the holder of such claim has made the convenience claim election. In addition, the holder of any General Unsecured Convenience Claim that would otherwise constitute a Trade Vendor/Lease Rejection claim may elect to be treated, in lieu of payment, as a Trade Vendor/Lease Rejection claim holder.

Class 8 - Trust Preferred Obligations                  These obligations were cancelled upon emergence. Holders may receive, as described below, recoveries under the Creditor Trust.

Class 10 - Subordinated Security Claims                Those who held common stock of the Predecessor Company may receive their pro-rata share of up to 2.5% of the recoveries under the Creditor Trust.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

Class 11 - Existing Common Stock                       The Predecessor Company's stock was cancelled upon emergence. Holders, together with those who hold Subordinated Security Claims, may receive their pro-rata share of up to 2.5 % of the recoveries under the Creditor
                                                       Trust.

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

     Claims Resolution

              We continue to make progress in the reconciliation and settlement of the various classes of claims. On May 30, 2003, the Bankruptcy Court confirmed and established May 6, 2003 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions in accordance with the terms of the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan, approximately 7.9 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $2.2 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

              The amount of each quarterly distribution will depend on the amount of the claims allowed and the reserve established for disputed claims, in either instance as of the respective distribution date. The next scheduled distribution under the Plan of Reorganization is expected to commence on or about January 2, 2004. We have filed a notice with the Court to reduce the distribution reserve. If approved, approximately 3 million additional shares will be issued to those claimants who have already received shares for allowed claims.

2.   BASIS OF PRESENTATION

              These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Readers of these statements should refer to the audited consolidated financial statements and notes thereto which are included in our Current Report on Form 8-K, filed with the SEC on August 8, 2003, for the 13-weeks ended April 30, 2003 and the Predecessor Company's Annual Report on Form 10-K for the year

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     ended January 29, 2003. Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

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

              In accordance with SOP 90-7, we adopted Fresh-Start accounting as of the Confirmation Date. However, in light of the proximity of such date to our April 30, 2003 quarter-end, for accounting purposes the effects of Fresh-Start accounting and the Plan of Reorganization, including the cancellation of the existing common stock and the issuance of the new common stock were reported "as if" they occurred on April 30, 2003. References to the Successor Company in the unaudited Condensed Consolidated Financial Statements and the Notes thereto refer to the Company on and after April 30, 2003 after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting.

3.   FRESH-START ACCOUNTING

     Fresh-Start Adjustments

              In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their respective fair market values. Such fair values represented our best estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by Kmart and the final settlement amounts are recognized as they occur.

              To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing our non-current, non-financial instrument assets to $10 million as of April 30, 2003.

              As part of the provisions of SOP 90-7, we were required to adopt on April 30, 2003 all accounting guidance that was going to be effective within a twelve-month period. See Note 21 - Recently Adopted Accounting Pronouncements for a discussion of the impact on our financial statements of the accounting guidance we were required to adopt.

     Changes to Significant Accounting Policies

              Fresh-Start accounting requires the selection of appropriate accounting policies for the Successor Company. The significant accounting policies disclosed in our Current Report on Form 8-K, filed with the SEC on August 8, 2003, for the 13-weeks ended April 30, 2003 will continue to be used by the Company except for the policy related to merchandise inventories. We elected to change the method of accounting for our merchandise inventories from the last-in, first-out ("LIFO") method to the first-in, first out ("FIFO") method. We believe that this change is preferable to

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     provide a better matching of expenses and revenues given falling product costs that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis.

              The following table reflects the reorganization adjustments to Kmart's Consolidated Balance Sheet as of April 30, 2003:

                                                      PREDECESSOR                                                  SUCCESSOR
                                                        COMPANY                                                     COMPANY
                                                    APRIL 30, 2003      ADJUSTMENTS       RECAPITALIZATION      APRIL 30, 2003
                                                    --------------      -----------       ----------------      --------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $    1,232        $         -         $          -          $     1,232
  Merchandise inventories                                  4,446                (15)  1                -                4,431
  Other current assets                                       528                168   1              195   2              891
                                                      ----------        -----------         ------------          -----------
    TOTAL CURRENT ASSETS                                   6,206                153                  195                6,554

  Property and equipment, net                              4,623             (4,613)  1                -                   10
  Other assets and deferred charges                          212               (154)  1               38   2               96
                                                      ----------        -----------         ------------          -----------

TOTAL ASSETS                                          $   11,041        $    (4,614)        $        233          $     6,660
                                                      ==========        ===========         ============          ===========

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES
  Long-term debt due within one year                  $        -        $         -         $          8   2      $         8
  Accounts payable                                         1,151                  -                    9   2            1,160
  Other current liabilities                                  915                117   1              563   2            1,595
                                                      ----------        -----------         ------------          -----------
    TOTAL CURRENT LIABILITIES                              2,066                117                  580                2,763

LONG-TERM LIABILITIES
  Long-term debt                                               -                  -                  108   2              108
  Capital lease obligations                                  415                  -                    -                  415
  Other long-term liabilities                                174                279   1            1,208   2            1,661
                                                      ----------        -----------         ------------          -----------
    TOTAL LONG-TERM LIABILITIES                              589                279                1,316                2,184

    TOTAL LIABILITIES NOT
      SUBJECT TO COMPROMOSE                                2,655                396                1,896                4,947

LIABILITIES SUBJECT TO COMPROMISE                          8,896                114   1           (9,010)  2                -

  Trust convertible securities                               387               (387)  1                -                    -
SHAREHOLDERS' EQUITY (DEFICIT)
  Accumulated other comprehensive income                    (907)               907   1                -                    -
  Common stock                                               537               (537)  1                1   3                1
  Other equity                                              (527)            (5,107)  1            7,346   4            1,712
                                                      ----------        -----------         ------------          -----------
    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (897)            (4,737)               7,347                1,713
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY (DEFICIT)                      $   11,041        $    (4,614)        $        233          $     6,660
                                                      ==========        ===========         ============          ===========

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

4.   DISCONTINUED OPERATIONS

              During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, the Predecessor Company closed 316 and 283 stores, respectively. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Predecessor Company determined that it met the second criteria, as upon closure of the stores, operations ceased and there was no continuing involvement. To determine if cash flows had been or would be eliminated from ongoing operations, a number of qualitative and quantitative factors were evaluated, including: proximity to a remaining open store, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, a small number of stores closed in fiscal 2002 met the criteria for discontinued operations; however, in management's opinion they were not considered material to the consolidated results of operations and were not separately presented. Upon closure of the 316 stores in 2003, which included a substantial exit of the state of Texas, we re-evaluated the 283 stores that were closed in 2002 and the 316 stores closed in 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores identified as meeting the criteria for discontinued operations treatment for all periods presented in the unaudited Condensed Consolidated Statements of Operations. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003 and October 30, 2002 and the 39-weeks ended October 30, 2002.

                                                                                   Predecessor Company
                                                                  -----------------------------------------------------
                                                                    13-Weeks           13-Weeks            39-Weeks
                                                                      Ended              Ended              Ended
                                                                  April 30, 2003    October 30, 2002   October 30, 2002
                                                                  --------------    ----------------   ----------------
Sales                                                              $       232        $       270         $   1,064
Cost of sales, buying and occupancy                                        150                233             1,027
                                                                   -----------        -----------         ---------
Gross margin                                                                82                 37                37
Selling, general and administrative expenses                                43                 63               235
Restructuring, impairments and other charges                                 5                  -                 1
Reorganization items, net                                                   44                 (4)               19
                                                                   -----------        -----------         ---------
Discontinued operations from 2002 and 2003 store closings                  (10)               (22)             (218)
Previous discontinued operations                                             -                  1                37
                                                                   -----------        -----------         ---------
Discontinued operations                                            $       (10)       $       (21)        $    (181)
                                                                   ===========        ===========         =========

              In connection with its bankruptcy filing, the Predecessor Company recorded primarily non-cash credits in the 13-weeks and 39-weeks ended October 30, 2002 of $1 million and $37 million, respectively. The credits related to the reduction of existing lease obligations of previously-reported discontinued operations. The 39-weeks ended October 30, 2002 also included a credit of $7 million related to the recovery of claims through the bankruptcy of Hechinger Company.

5.   TREASURY STOCK

              On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During the third quarter of fiscal 2003, we repurchased a total of 90,500 shares (weighted-average price of $29.91 per share) of common stock at a cost of approximately $3 million. We subsequently issued 68,436 restricted shares to employees; see Note 6 - Stock Based Compensation.

              In addition, on October 2, 2003 we repurchased a total of 26,889 shares (at a price of $25.68 per share) of common stock for the purpose of paying withholding taxes for certain former associates that were part of the Class 5 claimholders distribution, see Note 1 - Emergence from Chapter 11 Bankruptcy Protection. There are 48,953 shares in treasury as of October 29, 2003.

6.   STOCK-BASED COMPENSATION

              In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"), which provides three alternative methods of transition to the fair value method of accounting for stock options. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

              In the second quarter of fiscal 2003, the Company voluntarily elected to account for stock-based compensation using the fair value method on a prospective basis as permitted by SFAS 148. During the second quarter of fiscal 2003, approximately 1.7 million options to purchase shares of common stock of the Successor Company were granted, of which 151,738 options were cancelled during the third quarter of fiscal 2003. The impact of the election was not material to the results of operations for any period presented.

              The Predecessor Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB No. 25)" and related interpretations, which did not require the recognition of expense for the fair value of stock-based compensation. All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

              In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had the Predecessor Company applied the fair value method to stock options granted by the Predecessor Company, is as follows:

                                                                                  Predecessor Company
                                                                  -----------------------------------------------------
                                                                    13-Weeks            13-Weeks          39-Weeks
                                                                     Ended               Ended              Ended
                                                                  April 30, 2003   October 30, 2002    October 30, 2002
                                                                  --------------   ----------------    ----------------
Net loss, as reported                                              $      (862)       $      (383)        $  (2,118)

Deduct: Total stock-based employee
    compensation income (expense) determined
    under the fair value-based method for all
    awards, net of related tax effects                                      38                 (1)              (12)
                                                                   -----------        -----------         ---------
Pro forma net loss                                                 $      (824)       $      (384)        $  (2,130)
                                                                   ===========        ===========         =========
Basic/diluted loss per share:
As reported                                                        $     (1.65)       $     (0.76)        $   (4.21)
                                                                   ===========        ===========         =========
Pro forma                                                          $     (1.58)       $     (0.76)        $   (4.24)
                                                                   ===========        ===========         =========

              Pro forma stock-based employee compensation income of $38 million for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

              In September of fiscal 2003 we granted 68,436 shares of restricted stock to certain members of management at a grant price of $29.07. The shares were issued from Treasury stock, at no cost to the individuals. We accounted for these restricted stock grants as fixed awards, and recorded deferred employee compensation (a component of capital in excess of par value) of approximately $2 million as of the grant date. The $2 million of deferred employee compensation is being amortized to compensation expense on a straight-line basis over the vesting period of three years.

7.   DEBT RESTRUCTURING

     Credit Facility

              On May 6, 2003, our $2 billion credit agreement (the "Credit Facility"), which was an integral part of the Plan of Reorganization, syndicated by General Electric Capital Corporation, Fleet Retail Finance Inc. and Bank of America, N.A., became effective. Debt issuance costs associated with the Credit Facility totaled $58 million of which $46 million was paid during the 39-weeks ended October 29, 2003 and all of which will be amortized through May 2006. The Credit Facility is a revolving credit facility under which Kmart Corporation is the borrower and contains an $800 million letter of credit sub-limit. Availability under the Credit Facility is also subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart and the guarantors. Borrowings under the Credit Facility currently bear interest at either (i) the Prime rate plus 2.5% per annum

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     or (ii) the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Credit Facility if Kmart meets certain earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.75% per annum. Effective December 1, the Company voluntarily reduced the size of the facility to $1.5 billion to reduce the overall cost of the facility.

              The Credit Facility financial covenants include a requirement that Kmart maintain certain specified excess availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations.

     Predecessor Company Debt

              Borrowings of the Predecessor Company were available through the Court-approved $2 billion debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. Debt issuance costs of $71 million were amortized through April 30, 2003. The DIP Credit Facility was a revolving credit facility under which the Predecessor Company was the borrower and the rest of the Debtors were guarantors, and was collateralized by first liens on substantially all of the Debtors assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens). Borrowings under the DIP Credit Facility were denominated in U.S. dollars bearing interest at the Prime Rate plus 2.5% per annum, or at the Predecessor Company's option, in Eurodollars bearing interest at the LIBOR rate plus 3.5% per annum. On May 6, 2003, in connection with the Debtors' emergence from Chapter 11, the DIP Credit Facility was terminated.

              Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts.

              Included in Interest expense, net in the unaudited Condensed Consolidated Statement of Operations is interest income of $2 million, $1 million, $1 million, $4 million and $3 million for the 13 weeks ended October 29, 2003, April 30, 2003 and October 30, 2002, the 26 weeks ended October 29, 2003 and the 39 weeks ended October 30, 2002, respectively. On the Petition Date, the Predecessor Company stopped accruing interest on all unsecured pre-petition debt until it emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded by the Predecessor Company on certain pre-petition debt totaled $67 million for the 13-weeks ended April 30, 2003 and October 30, 2002. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $204 million for the 39-weeks ended October 30, 2002.

8.   SPECIAL CHARGES

              Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under Chapter 11 proceedings. Their effect on the 13-weeks ended April 30, 2003 and October 30, 2002 and the 39-weeks ended October 30, 2002 are summarized below.

     Accelerated Depreciation

              During the fourth quarter of fiscal 2002, the Predecessor Company analyzed stores based on profitability, lease terms and geographic areas. As a result of the analysis, the Predecessor Company decided to close 316 stores, and in light of the shortened recoverability period in the stores to be closed, recorded charges of $52 million during the 13-weeks ended April 30, 2003 for accelerated depreciation on unimpaired assets to be disposed of following the store closings. Of the charge, $47 million is included in Restructurings, impairments and other charges and $5 million is included in Discontinued operations in the unaudited Condensed Consolidated Statements of Operations.

              On September 6, 2001, the Predecessor Company announced it would restructure certain aspects of the supply chain operations. Depreciation was accelerated on certain existing supply chain assets to reflect the revised remaining

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     useful life. The Predecessor Company recorded a charge of $9 million for accelerated depreciation in the 39-weeks ended October 30, 2002 of which $7 million and $2 million was included in Cost of sales, buying and occupancy and Selling, General and Administrative ("SG&A") expenses, respectively, in the unaudited Condensed Consolidated Statements of Operations.

              In the fourth quarter of fiscal 2001 the Predecessor Company recorded a non-cash charge for the impairment of long-lived assets in accordance with SFAS No. 144. Included in the charge was the write-down to fair value of long-lived assets at 283 stores for which the Predecessor Company received Court approval to close. Depreciation on the remaining asset values was accelerated to reflect the revised useful lives and the assets were fully-depreciated by the end of the second quarter of fiscal 2002. The Predecessor Company recorded charges of $0 and $18 million for the 13-weeks and 39-weeks ended October 30, 2002, respectively, related to the accelerated depreciation of these assets. The charges are included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

     Corporate Cost Reduction Initiatives

              During the fourth quarter of fiscal 2002, the Predecessor Company announced its intention to eliminate in the first quarter of fiscal 2003 approximately 500 corporate support positions. As a result of the expected job eliminations, the Predecessor Company recorded a charge of $36 million during the fourth quarter of fiscal 2002. For the 13-weeks ended April 30, 2003 the Predecessor Company recorded a credit of $10 million as a result of a change in the estimated expense. This credit is included in Restructurings, impairments and other charges in the accompanying unaudited Condensed Consolidated Statements of Operations.

              As a result of the closing of 283 stores during the second quarter of fiscal 2002, the Predecessor Company eliminated approximately 400 positions at corporate headquarters and approximately 50 national positions that provided corporate support. As a result of the job eliminations the Predecessor Company recorded a charge of $15 million during the second quarter of fiscal 2002. This charge is included in Restructuring, impairment and other charges for the 39-weeks ended October 30, 2002, in the accompanying unaudited Condensed Consolidated Statements of Operations.

     Markdowns for Inventory Liquidation

              For the 39-weeks ended October 30, 2002, the Predecessor Company recorded charges of $785 million to write-down inventory liquidated at the 283 closing stores to net realizable value. Of the charge, $652 million is included in Cost of sales, buying and occupancy for the period and $133 million is included in Discontinued operations in the accompanying unaudited Condensed Consolidated Statements of Operations.

              Of the $785 million charge, $348 million relates to the write-down of inventory to estimated selling value in connection with liquidation sales in the 283 stores for which the Predecessor Company received Court approval to close on March 20, 2002. The liquidation sales and store closings were completed on June 2, 2002. During the liquidation sales, the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, the Predecessor Company recorded a credit of $36 million to adjust the original estimate. In addition, a charge of $320 million was recorded related to the acceleration of markdowns on approximately 107,000 stock keeping units (SKUs) of inventory items that were transferred from the remaining open stores to the 283 closing stores and included in the liquidation sales. The SKUs were no longer carried as part of the product assortment in the remaining open stores and were reduced to estimated selling value. The liquidation of these SKUs required higher markdowns than anticipated; accordingly, an adjustment of $54 million was recorded in the second quarter of 2002. The remaining $117 million of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores, of which $9 million was recorded in the second quarter.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

            The following table summarizes the components of the charge for markdowns for inventory liquidation during the 39-weeks ended October 30, 2002:

                                                                                          Predecessor Company
                                                                                   39-weeks ended October 30, 2002
                                                                   --------------------------------------------------------------
                                                                                                        Accelerated
                                                                                                         Markdown of
                                                                    Write-down      Liquidator Fees     Discontinued
                                                                   of Inventory      and Expenses           SKUs          Total
                                                                   ------------     ---------------     -------------   ---------
First Quarter                                                      $       384        $       108         $     266     $     758

Second Quarter:
  Adjustments for actual selling values                                    (36)                 -                54            18
  Additional fees and expenses                                               -                  9                 -             9
                                                                   -----------        -----------         ---------     ---------
Total                                                              $       348        $       117         $     320     $     785
                                                                   ===========        ===========         =========     =========

              As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 1 - Emergence from Chapter 11 Bankruptcy Protection for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization. Restructuring reserves related to the 2002 employee severance program of $36 million were assumed by the Successor Company. Payments made against this reserve were $26 million during the second and third quarters of fiscal 2003. In addition, we recorded non-cash reductions of $2 million to the reserve during the third quarter of fiscal 2003.

     Restructuring of BlueLight.com

              In the third quarter of fiscal 2002, the Predecessor Company reduced the reserves established for BlueLight.com contract terminations by $6 million based on revised estimates for the remaining obligations. The $6 million credit is included in the line Restructuring, impairment and other charges in the unaudited Condensed Consolidated Statements of Operations.

9.   REORGANIZATION ITEMS, NET

              Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the unaudited Condensed Consolidated Statements of Operations.

              The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003 and October 30, 2002, and the 39-weeks ended October 30, 2002:

                                                                                  Predecessor Company
                                                                  ----------------------------------------------------
                                                                    13-Weeks            13-Weeks          39-Weeks
                                                                      Ended              Ended             Ended
                                                                  April 30, 2003    October 30, 2002  October 30, 2002
                                                                  --------------    ----------------  ----------------
Gain on extinguishment of debt                                     $    (5,642)            $    -         $       -
Revaluation of assets and liabilities                                    5,642                  -                 -
Fleming settlement                                                         385                  -                 -
Estimated claims for rejected executory contracts                          200                  -                 -
2003 store closings                                                        158                  -                 -
2002 store closings                                                          -                  4               197
Other                                                                       26                  -                62
                                                                   -----------        -----------         ---------
Reorganization items, net                                          $       769        $         4         $     259
                                                                   ===========        ===========         =========

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     Gain on extinguishment of debt/Revaluation of assets and liabilities

              See Note 3 - Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

     Fleming settlement

              On February 3, 2003, the Predecessor Company announced the termination of the supply relationship with Fleming Companies, Inc. ("Fleming") by means of a rejection of the 2001 contract through the Debtor's Chapter 11 reorganization. As part of the bankruptcy proceedings, Fleming filed a claim of $1.5 billion on March 11, 2003. The Predecessor Company and Fleming came to an agreement on a settlement of Fleming's claims, and on March 27, 2003, the Court approved the settlement of all claims asserted by Fleming. Under the settlement, the Predecessor Company paid Fleming $15 million of Fleming's net post-petition administrative claim, which exceeded $30 million. Additionally, Fleming's general unsecured claim was reduced from approximately $1.5 billion to $385 million, which was recorded in the first quarter of fiscal 2003.

     2003 store closings

              On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval, the Predecessor Company commenced store closing sales which were completed by April 13, 2003. In accordance with SFAS No. 144, 66 of the 316 closed stores were considered discontinued operations (see Note 4 - Discontinued Operations). As a result of the decision to close the 316 stores, the Predecessor Company determined that $395 million was the estimated allowed claim amount for lease terminations and other costs. During the first quarter of fiscal 2003, the Predecessor Company reclassified $181 million of capital lease obligations to the closed store reserve and recorded a charge of $214 million for lease terminations and other costs, of which $56 million is included in Discontinued operations and the remaining $158 million is included in Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. The liability for estimated allowed claims was recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." On April 30, 2003, upon adoption of Fresh-Start accounting, this liability was discharged in accordance with the Plan of Reorganization; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

     2002 store closings

              On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. In accordance with SFAS No. 144, 55 of the 283 closed stores were considered discontinued operations (see Note 4 - Discontinued Operations). As a result of the decision to close the 283 stores, the Predecessor Company determined that $372 million was the estimated allowed claim amount for lease terminations and other costs. During the first quarter of fiscal 2002 the Predecessor Company reclassified $144 million of capital lease obligations to the closed store reserve and recorded a charge of $228 million for lease terminations and other costs, of which $25 million is included in Discontinued operations and the remaining $203 million is included in Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. During the second and third quarters fiscal 2002, the Predecessor Company recorded a credit of $10 million and a charge of $4 million, respectively, to adjust the reserve for estimated allowable claims. The closed store reserve is included in the line Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheet as of January 29, 2003. The liability for estimated allowed claims was recorded in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." On April 30, 2003, upon adoption of Fresh-Start accounting, this liability was discharged in accordance with the Plan of Reorganization; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

              As a result of both store closing actions, the existing store base was reduced from 2,114 stores prior to the announcement of the 2002 store closings to 1,513 upon completion of the 2003 store closings. As of October 29, 2003, Kmart's existing store base was 1,512 stores.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     Estimated claims for rejected executory contracts

              For the 13-weeks ended April 30, 2003, the Predecessor Company recorded expense of $200 million for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contracts. Estimates of claims may be different from actual amounts alleged to be owing and filed by our creditors. Differences between amounts filed and our estimate will be investigated and resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection.

     Other reorganization items

              For the 13-weeks ended April 30, 2003, the Predecessor Company recorded professional fees of $43 million, employee costs of $66 million relating to the Key Executive Retention Plan ("KERP"), a gain of $17 million for the sale of pharmacy lists, income of $65 million for lease auction proceeds related to the 2003 and 2002 closed stores, a gain of $15 million for the settlement of pre-petition liabilities and net expenses of $14 million for other miscellaneous reorganization items. For the 13-weeks ended October 30, 2002, the Predecessor Company recorded professional fees of $14 million, employee costs of $20 million, a gain of $22 million for the settlement of pre-petition liabilities and net income of $12 million for other miscellaneous reorganization items. For the 39-weeks ended October 30, 2002, the Predecessor Company recorded professional fees of $81 million, employee costs of $83 million, a gain of $15 million for the sale of pharmacy lists, a gain of $56 million for the settlement of pre-petition liabilities and net income of $31 million for other miscellaneous reorganization items.

10.  TRADE VENDORS LIEN PROGRAM

              On May 6, 2003, the post-emergence Trade Vendors' Lien Program became effective. Under this program, certain vendors who provide retail merchandise to us on credit after May 6, 2003, or who had provided merchandise to us on credit after the Petition Date and before May 6, 2003 which was not paid for as of May 6, 2003, were granted mortgages on certain unencumbered owned and operated real properties (the "Trade Vendor Lien"). The Trade Vendor Lien expires by its terms on May 6, 2005, and may be terminated, with proper notice, at the sole discretion of Kmart on or after May 6, 2004.

              In addition, under the Plan of Reorganization, any person or entity acquiring property under the Plan of Reorganization, and any creditor and/or equity security holder of the Debtors or the reorganized Kmart entities is deemed to have contractually subordinated any existing or future claim, right or interest they may have in and to any proceeds received from the disposition, release or liquidation of any of Kmart's and Kmart's subsidiaries' leasehold interests in any open and operating stores as of May 6, 2003 to the claims of the trade vendors participating in the Trade Vendors' Lien Program. The lenders under the Exit Financing Facility and certain other parties are not subordinated in this regard. As long as the Trade Vendors' Lien is still effective (i) we may not encumber, sell, lease, transfer or otherwise dispose of or take other action to impair the subordination granted under the program with respect to more than 20% of the fair market value of the leases subject to the program, and (ii) any loan or investment under a certain amount by ESL or Third Avenue is subject to the subordination set forth in the provision. This claims subordination terminates upon termination or expiration of the Trade Vendors' Lien.

11.  PROPERTY HELD FOR SALE

              Included in Other current assets in our unaudited Condensed Consolidated Balance Sheet for the period ended October 29, 2003, is $70 million of property held for sale. During the first quarter of fiscal 2003, the Predecessor Company classified $160 million of property held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the second and third quarters of fiscal 2003, we sold $90 million of these assets, for a gain of $2 million which is recorded in SG&A in our unaudited Condensed Consolidated Statements of Operations. Property held for sale consists primarily of closed store locations and undeveloped property that we are actively marketing and expect to sell within one year.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

12.  WORKERS' COMPENSATION

              In March 2002, the Court issued an order providing for the continuation of our existing surety bond coverage, which permits us to self-insure our workers' compensation programs in various states. Discussions have been ongoing with the issuers of pre-petition surety bonds regarding the further continuation of the bonds. To date, we have reached agreement with Liberty Mutual, historically our largest provider of surety bonds, on the terms and conditions of a 2 to 2-1/2 year continuation of their bonds. Our discussions with the remaining issuers of pre-petition surety bonds are continuing. If those discussions prove unsuccessful and the applicable surety bonds were to be cancelled, we could lose our self-insured status in the states covered by those surety bonds and be required to pursue alternative workers' compensation insurance programs in the affected states. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security, (ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) participating in state-assigned risk and/or state fund insurance programs. We do not expect that any such alternative programs would result in additional costs having a material adverse effect on our financial position or results of operations.

13.  INCOME TAXES

              The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes,", as realization of such assets in future years is uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003 or the 39-weeks ended October 30, 2002. The Successor Company recorded tax benefits of $11 million and $15 million from our losses during the 13-weeks and 26-weeks ended October 29, 2003, respectively, based upon the estimated effective tax rate for the nine month period ending January 28, 2004 (Successor period).

              Tax benefits recorded during the 13-weeks ended April 30, 2003 and 39-weeks ended October 30, 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized in fiscal 2002 was partially offset by expense paid to foreign jurisdictions.

              During the third quarter of fiscal 2003, we reduced our reserves for Predecessor Company tax liabilities by $24 million, primarily due to favorable claims settlements. In accordance with SOP 90-7, subsequent to emergence from bankruptcy, any benefit realized from an adjustment to pre-confirmation income tax liabilities shall be recorded as an addition to paid-in-capital, not as income to the company. We recorded this adjustment to Capital in excess of par in our unaudited Condensed Consolidated Balance Sheet as of October 29, 2003.

14.  LOSS PER SHARE

              The Successor Company calculates loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted earnings per share information is presented in the unaudited Condensed Consolidated Statements of Operations. In all periods presented, net losses were incurred; therefore common stock equivalents were not used in the calculation of diluted earnings per share as they would have an anti-dilutive effect. For the 13-weeks and 26-weeks ended October 29, 2003, dilutive common stock equivalents include options to purchase approximately 8.2 million shares of the Successor Company's common stock at a price ranging from $10 to $20 per share, the potential conversion of up to 6.3 million shares related to the $60 million principal amount convertible notes issued to the Plan Investors and approximately 68 thousand shares of restricted stock.

              Periods prior to April 30, 2003 include common stock equivalents of the Predecessor Company. All outstanding stock options and trust convertible securities of the Predecessor Company were cancelled in accordance with the Plan of Reorganization. For the 13-weeks ended April 30, 2003, common stock equivalents include options to purchase 43.3 million shares of common stock at prices ranging from $4.86 to $24.03 per share and potential conversion of certain trust preferred securities into 25.5 million shares of common stock. For the 13-weeks and 39-weeks ended October 30, 2002, common stock equivalents include options to purchase 50.5 million shares of common stock at prices ranging from $4.86 to $26.03 per share and potential conversion of certain trust convertible preferred securities into
     58.9 million shares of common stock.

15.  COMPREHENSIVE LOSS

              Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. For the 13-weeks ended April 30, 2003, comprehensive loss included a minimum pension liability

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     adjustment of $94 million which was subsequently eliminated through the application of Fresh-Start accounting. For the 39-weeks ended October 30, 2002, the Predecessor Company recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $2 million to reduce the value of its investment in certain available-for-sale equity securities to current market value. Comprehensive loss and net loss are equivalent for all other periods presented.

16.  RELATED PARTY TRANSACTIONS

              During the second and third quarters of fiscal 2003, the Company hired certain employees of ESL. William C. Crowley assumed the position of Senior Vice President, Finance at the Company to assist primarily with financial matters while continuing in his current role as President and Chief Operating Officer of ESL and as a Director of Kmart Holding Corporation. ESL's Vice President - Research, assumed the role of Vice President - Real Estate for the Company and a former independent contractor of ESL was hired to assist with our operational strategy and business development.

17.  INVENTORIES AND COST OF MERCHANDISE SOLD

              For the periods ended January 29, 2003 and October 30, 2002, inventory is accounted for using the LIFO method. Inventories valued on LIFO at January 29, 2003 and October 30, 2002 were $190 million and $269 million lower, respectively than the amounts that would have been reported under the FIFO method. As previously discussed, we elected to change our method of accounting for merchandise inventories from LIFO to FIFO; see
     Note 3 - Fresh Start Accounting.

18.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

              Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS. We have been advised that FTS will be restating its financial statements for prior periods. As a result, we have not received final financial statements for fiscal 2002 or the first three quarters of fiscal 2003 for Meldisco at the time of our filing of this Quarterly Report on Form 10-Q. We received preliminary financial statements from FTS which we believe provided a reliable basis to estimate equity income as recognized in all periods presented in our unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended October 29, 2003, April 30, 2003 and October 30, 2002, the 26-weeks ended October 29, 2003, and the 39-weeks ended October 30, 2002 Meldisco had net sales of $201 million, $246 million, $261 million, $423 million and $859 million, respectively. Although there can be no assurance until Meldisco restates its financial statements, at this time, we do not expect the restatement to have a material effect on our equity income from Meldisco.

19.  LIABILITIES SUBJECT TO COMPROMISE

              Under Chapter 11 and in general, actions by creditors to collect indebtedness owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations were not enforced against the Debtors. The Predecessor Company received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets as of January 29, 2003 and October 30, 2002. On the Effective Date, substantially all of the pre-petition liabilities were cancelled. See Note 1 - Emergence from Chapter 11 Bankruptcy Protection for a discussion of the discharge of pre-petition liabilities.

              The following table summarizes the components of Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of January 29, 2003 and October 30, 2002:

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

                                                                         PREDECESSOR COMPANY
                                                                   ------------------------------
                                                                   JANUARY 29,        OCTOBER 30,
                                                                      2003               2002
                                                                   -----------        -----------
Debt and notes payable                                             $     3,348        $     3,324
Accounts payable                                                         2,343              2,262
Pension Obligation                                                         741                180
Closed store reserves                                                      722                705
General liability and workers compensation                                 320                261
Taxes payable                                                              285                162
Other liabilities                                                          210                234
                                                                   -----------        -----------
  Total liabilities subject to compromise                          $     7,969        $     7,128
                                                                   -----------        -----------

20.  OTHER COMMITMENTS AND CONTINGENCIES

     Contingent Liabilities

              The Predecessor Company had (i) guaranteed obligations for real property leases of certain Debtors and certain of its former subsidiaries, including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases were assigned pre-petition;
     (ii) contingent liabilities under real property leases assigned by the Predecessor Company pre-petition; and (iii) guaranteed indebtedness of other parties related to certain leased properties financed by industrial revenue bonds. To the extent not expressly assumed or reinstated under the Plan of Reorganization, these guarantees were discharged subject to pre-petition claims administration, and to the extent expressly assumed or reinstated, such guarantees are not considered to have a material adverse effect on the Successor Company's financial position or results of operations.

     Legal Proceedings

              Fair Labor Standards Litigation

              Kmart Corporation is a defendant in five putative class actions pending in California, all relating to the classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code, and its alleged failure to pay overtime wages as required by these laws. These wage-and-hour cases were all filed during 2001 and are currently pending in the United States District Court for the Eastern District of California (Henderson v. Kmart), and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Hancock v. Kmart, Pryor v. Kmart). Wallace v. Kmart, and a multi-plaintiff case, Gulley v. Kmart, have been dismissed. If these cases were determined adversely to Kmart, the resulting damages could have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed and enjoined as a result of the Predecessor Company's Chapter 11 proceedings and confirmation of the Plan of Reorganization and, based on our initial investigations, we believe that we have meritorious defenses to each of these claims. We presently do not expect to have any material financial exposure as a result of these cases.

              Kmart is a defendant in a putative class action pending in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. The plaintiff claims he represents a class of all current and former employees who have been improperly denied overtime pay. This case was filed on March 4, 2003 and is currently pending in the U.S. District Court for the Northern District of Oklahoma. The parties have reached a tentative agreement for settlement.

              There is an increasing trend of high profile class action litigation, particularly in the retail industry, against employers of large numbers of people which allege violations of the FLSA. Other companies against which these cases have been filed have paid significant settlements and/or had significant judgments entered against them. Kmart has a large employee base; however, no FLSA class actions against Kmart have yet been certified. The actions described above are the only FLSA related matters that are currently pending against Kmart.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

              To the extent that any awards are granted to the respective plaintiffs, the Successor Company will be responsible only for the portion of any such award relating to a post-petition period. Any portion of any such award that is a monetary claim relating to a pre-petition period will be addressed in accordance with the Plan of Reorganization.

     Securities Action Litigation

              Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of the Predecessor Company's common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles C. Conaway, former Chief Executive Officer and Chairman of the Board of the Predecessor Company as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of the Predecessor Company's common stock and seek, among other things, damages under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of the Predecessor Company's securities between March 13, 2001 and May 15, 2002, and added former officers and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation. On September 19, 2003, the complaints filed in the United States District Court for the Eastern District of Michigan were dismissed with prejudice.

              On July 31, 2002, attorneys for plaintiffs in the then pending class action lawsuits filed a class proof of claim in the Court (the "Class Proof of Claim") on behalf of the plaintiffs and all purchasers of the Predecessor Company's common stock between May 17, 2001 and January 22, 2002, inclusive. The Class Proof of Claim, which is asserted against the Debtors, reserved the right to identify additional claimants or members of the class group in the future. In support of the Class Proof of Claim, the claimants rely on the above-referenced class actions filed against the parties. The claimants state that the grounds for liability are alleged damages for violations of federal securities laws, including the Securities Exchange Act of 1934, in connection with the purchase or acquisition of the Predecessor Company's common stock by the claimants during the class period. The Class Proof of Claim alleges that the Debtors are liable to the claimants for damages in a sum not presently determinable but believed to be not less than $700 million in the aggregate, plus interest, costs and allowed attorneys' fees.

              On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan ("District Court") on behalf of three limited partnerships (the "Softbank Funds") that purchased stock of Bluelight.com, a subsidiary of the Predecessor Company, naming Charles C. Conaway, as former CEO and Chairman of the Board of the Predecessor Company, as the sole defendant. The Predecessor Company was not a defendant in this litigation. The complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for the Predecessor Company's stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder and Section 410 of the Michigan Uniform Securities Act. On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois ("Circuit Court"). This lawsuit seeks $33 million from the defendant for alleged breach of fiduciary duty in connection with the failure of the Predecessor Company to cause the registration of the plaintiffs' shares of the Predecessor Company's common stock to become effective. This claim is essentially the same as count I of the District Court lawsuit that was dismissed on January 16, 2003. On June 26, 2003, the Circuit Court dismissed the complaint without prejudice. The Softbank Funds filed a First Amended Complaint seeking $33 million from Mr. Conaway and a motion for Voluntary Dismissal of the Complaint on July 25, 2003. On August 4, 2003, the Circuit Court dismissed the First Amended Complaint without prejudice. On July 31, 2003, the Softbank Funds filed a Petition for Discovery Before Suit to Identify Responsible Persons (the "Petition") against Conaway and other parties (but not Kmart) involved in the Bluelight.com transaction. In response to the Petition, the Circuit Court entered an order allowing limited discovery by the Softbank Funds pursuant to an agreement as to the scope of the pre-suit discovery agreed to by the parties served with the Petition.

              On May 2, 2002, the Softbank Funds filed proofs of claim with the Court in an aggregate amount equal to $56 million.

              The foregoing actions, which were brought by or on behalf of holders of common stock of the Predecessor Company and are referred to as "Securities Actions" under the Plan of Reorganization, were brought against persons other than the Company and, therefore, were not extinguished upon emergence from Chapter 11. Accordingly, to the extent that any awards are granted to the respective plaintiffs under these actions and a claim is allowed against the Predecessor Company under the proofs of claim previously filed with the Court, the allowed claim, to the extent not

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

     covered by insurance, will be addressed and treated solely in accordance with the Plan of Reorganization. Except as noted above, the foregoing actions relate to periods occurring prior to the Petition Date. Any obligations which we may have with respect to a claim for indemnification by any of the defendants will be governed by the terms of the Plan of Reorganization.

              On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company's stock; failure to provide complete and accurate information about the Predecessor Company's common stock; and failure to provide accurate information regarding the Predecessor Company's financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of the Predecessor Company as defendants. Kmart is not a defendant in this litigation. On July 29, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $180 million. On August 20, 2003, the defendants' motion to dismiss the purported class action in the United States District Court for the Eastern District of Michigan was denied.

     Other and Routine Actions

              Kmart is a defendant in a pre-petition putative nationwide class action pending in Colorado and a post-petition putative class action involving eight stores in New York relating to proper access to facilities for the disabled under the Americans with Disabilities Act ("ADA"). The Colorado class action is pending in the United States District Court in Denver, Colorado. The parties are awaiting the court's decision on class certification and responsibility for attorney fees. At this time, the likelihood of a material unfavorable outcome is not considered probable. We have experienced an increase in ADA public accommodation lawsuits filed against Kmart stores since emergence from bankruptcy.

              On November 7, 2003 Kmart filed suit in the United States District Court for the Eastern District of Michigan against Capital One Bank, Capital One, F.S.B., and Capital One Services, Inc. (collectively, "Capital One"). The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, promissory estoppel and tortious interference with business relationships and prospective economic advantage arising out of Capital One's alleged failure to market and support a co-branded credit card under an agreement the parties had with respect to a Kmart MasterCard. We are seeking monetary damages.

              On November 18, 2003, the Creditor Trust filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the "Officer Defendants") and PricewaterhouseCoopers LLP, the Predecessor Company's independent auditor. The allegations against the Officer Defendants include, among other things, violations of their fiduciary duty, their duty of good faith and loyalty, and their duty of care, and breach of contract related to the Officer Defendants' employment agreements with the Predecessor Company. Allegations against PricewaterhouseCoopers LLP include, among other things, breach of duty of care owed to the Predecessor Company and breach of contract arising out of consulting agreements between PricewaterhouseCoopers LLP and the Predecessor Company. Kmart is not a defendant in this litigation.

              In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Predecessor Company. We appealed that ruling and the case is pending in the Seventh Circuit Court of Appeals. As a result of the District Court's ruling, the Company has been contacting vendors that received trade vendor payments and have requested that they return the money they received to the Company. The Company is currently in active settlement negotiations with numerous vendors pursuant to which the vendors would repay a percentage of the money they received in return for the Company's agreement not to seek a greater amount in the event the District Court's ruling is affirmed on appeal.

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

              We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our balance sheet as of October 29, 2003 only reflects potential losses for which the Successor Company may have ultimate responsibility.

     Investigative Matters

              Prior to emergence, the Predecessor Company had been provided with copies of anonymous letters that were sent to the SEC, the Predecessor Company's independent auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purported to be sent by certain of our employees. The letters were referred to the Predecessor Company's Audit Committee of the Board of Directors, which engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the United States Attorney's office for the Eastern District of Michigan with respect to the investigations of these matters. The staff of the SEC has expressed concerns about and is investigating the manner in which we recorded vendor allowances before the change in accounting principles at the end of fiscal 2001 and about the disclosure of certain events bearing on the Predecessor Company's liquidity in the fall of 2001. The U.S. Attorney for the Eastern District of Michigan also is undertaking an inquiry into these matters. A detailed discussion of the investigation and stewardship review, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

              After consultation with the statutory committees in the Chapter 11 proceedings, the Predecessor Company determined that the Creditor Trust was the preferred available mechanism for resolving any legal claims that the Company might have based on information from these investigations. As part of the Plan of Reorganization, the trustee of the Creditor Trust is charged with responsibility for determining which claims to pursue and, thereafter, litigating such claims. As discussed above, the Creditor Trust has begun litigation against former officers based on information from these investigations.

21.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

              In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As required by SOP 90-7, the Company had to adopt, upon emergence from bankruptcy, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 149 effective April 30, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. As required by SOP 90-7, the Company had to adopt, upon emergence from bankruptcy, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 150 effective April 30, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

22.  SUBSEQUENT EVENTS

               In December 2003, we notified employees of our decision to close one of our distribution centers, in order to improve productivity and efficiency through our logistics network. The closing of this distribution center will not have a material impact to the Company's financial condition or results of operations.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     - our ability to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs,

     - our ability to properly monitor our inventory needs and remain in-stock,

     - our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,

     -    our ability to operate pursuant to our Credit Facility,

     - outcome of negotiations on collective bargaining agreements and other labor issues with unions representing employees in our distribution centers,

     -    regulatory and legal developments,

     - our ability to attract, motivate and/or retain key executives and associates,

     -    our ability to attract and retain customers,

     - our ability to offset the negative effects that filing for reorganization under Chapter 11 had on our business, including the loss in customer traffic and the impairment of vendor relations,

     - our ability to maintain normal terms with vendors and service providers,

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     OVERVIEW

              On the Effective Date, the Predecessor Company emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Debtors' Plan of Reorganization. The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a newly-formed, wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation. Kmart is the nation's third largest discount retailer and the sixth largest general merchandise retailer.

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

              At the time of emergence, the Plan Investors made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of Kmart Holding Corporation's new common stock in satisfaction of pre-petition claims they held, and we issued 14 million shares of new common stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9%, $60 million principal amount convertible note, due in May 2004, to the affiliates of ESL. The terms of the agreement allow the affiliates of ESL the right to extend the maturity of the convertible note for an additional two years with notice prior to March 2004. With respect to the 9% convertible note, the principal is convertible at any time, at the option of the holder, into new shares of common stock at a conversion price equal to $10 per share. ESL also was granted the option, exercisable in its own discretion prior to May 6, 2005, to purchase from the Successor Company approximately 6.6 million new shares of common stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement.

              ESL and its affiliates beneficially own over 50% of the common stock of the Successor Company, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the $60 million convertible note issued to affiliates of ESL. Each of the Plan Investors is represented on our Board of Directors.

              The Plan of Reorganization became effective on May 6, 2003, at which time all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Holders of the Predecessor Company's stock may receive up to 2.5% of the recoveries under the Creditor Trust; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection. New common stock of the Successor Company was issued in satisfaction of certain of those pre-petition liability claims; see Note 1 - Emergence from Chapter 11 Bankruptcy Protection. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of new common stock and options to purchase 8,324,883 shares of new common stock. During the third quarter of fiscal 2003, 151,738 of the options to purchase shares of new common stock were cancelled. All of the shares of new common stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares of new common stock of the Successor Company issued to affiliates of ESL and Third Avenue for $127 million, net of commitment fees and Plan Investor expenses of $13 million. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, the Creditor Trust was established for the

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

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

        - operating within the framework of our Credit Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor terms; and

        - attracting, motivating and/or retaining key executives and associates.

              These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. Refer to the "Cautionary Statement Regarding Forward-Looking Information" above.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

              The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the information used to make these estimates as our business and the economic environment change. We have disclosed our critical accounting policies and estimates in our Current Report on Form 8-K, filed with the SEC on August 8, 2003. See
     Note 3 - Fresh Start Accounting for a discussion of our change from the LIFO method of inventory valuation to the FIFO method for our accounting for merchandise inventories.

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

              For a comprehensive discussion see Note 21 - Recently Adopted Accounting Pronouncements.

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

     RESULTS OF OPERATIONS

              The following tables are presented solely to complement management's discussion and analysis of results of operations.

                                                                           SUCCESSOR            PREDECESSOR
                                                                            COMPANY              COMPANY
                                                                        ----------------     ----------------
                                                                         13-WEEKS ENDED       13-WEEKS ENDED
                                                                        OCTOBER 29, 2003     OCTOBER 30, 2002
                                                                        ----------------     ----------------
Sales                                                                   $          5,092     $          6,459
Cost of sales, buying and occupancy                                                3,925                5,353
                                                                        ----------------     ----------------
Gross margin                                                                       1,167                1,106
Selling, general and administrative expenses                                       1,178                1,448
Restructuring, impairment and other charges                                            -                   (6)
Equity income in unconsolidated subsidiaries                                          (1)                  (8)
                                                                        ----------------     ----------------
Loss before interest, reorganization items, income
   taxes and discontinued operations                                                 (10)                (328)
Interest expense, net                                                                 24                   37
Reorganization items, net                                                              -                    4
Benefit from income taxes                                                            (11)                  (7)
                                                                        ----------------     ----------------
Loss before discontinued operations                                                  (23)                (362)
Discontinued operations                                                                -                  (21)
                                                                        ----------------     ----------------
Net loss                                                                $            (23)    $           (383)
                                                                        ================     ================

     13-WEEKS ENDED OCTOBER 29, 2003 COMPARED TO 13-WEEKS ENDED OCTOBER 30, 2002

              Same-store sales and total sales decreased 8.6% and 21.2%, respectively, for the 13-weeks ended October 29, 2003, as compared to the 13-weeks ended October 30, 2002. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in same-store sales is due primarily to the year-over-year comparison with several Company-wide promotional events that were taking place a year ago, and the reduction in the frequency of mid-week advertising circulars in the current year. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 316 stores during the first quarter of fiscal 2003.

              Gross margin increased $61 million to $1,167 million for the 13-weeks ended October 29, 2003, from $1,106 million for the 13-weeks ended October 30, 2002. Gross margin, as a percentage of sales, increased to 22.9% for the 13-weeks ended October 29, 2003, from 17.1% for the comparable period in the prior year. The overall improvement in gross margin rate is primarily attributable to lower distribution costs as a result of the Company's in-sourcing of the distribution of pantry, food and consumable products, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting, lower shrinkage, supplier cost reductions and an improved sales mix as a result of a

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     decrease in promotional activity as referenced in the sales summary above. Gross margin also benefited from the reclassification of co-op advertising recoveries recorded in Cost of sales, buying and occupancy in 2003, as required under generally accepted accounting principles. These improvements in the gross margin rate were partially offset by the impact of clearance markdowns.

              Selling, general and administrative expenses (SG&A), which includes advertising costs (net of co-op recoveries of $108 million in 2002), decreased $270 million to $1,178 million for the 13-weeks ended October 29, 2003 from $1,448 million for the 13-weeks ended October 30, 2002. The decrease in SG&A is primarily due to the reduction of our store base after closing 316 stores during the first quarter of fiscal 2003, as well as a decrease in payroll and other related expenses from corporate headquarters' cost reduction initiatives. In addition, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and the write-off of long-lived assets in conjunction with Fresh-Start accounting combined with a decrease in advertising expense contributed to the improvement in SG&A expenses. Collectively, these reductions were partially offset by the impact of the reclassification of co-op advertising recoveries, as discussed above. SG&A, as a percentage of sales, increased to 23.1% for the 13-weeks ended October 29, 2003, from 22.4% for the comparable period in the prior year. As a percent of sales, the increase is due primarily to the reclassification of co-op recoveries as discussed above.

              Loss before interest, reorganization items, income taxes and discontinued operations for the 13-weeks ended October 29, 2003 was $10 million, or (0.2%) of sales, as compared to a loss of $328 million, or (5.1%) of sales, for the 13-weeks ended October 30, 2002. The decrease in operating loss from the comparable period in the prior year was due to the decrease in SG&A and the increase in gross margin, as discussed above.

              Interest expense, net for the 13-weeks ended October 29, 2003 and October 30, 2002 was $24 million and $37 million, respectively. The decrease in net interest expense is primarily attributable to the decrease in our capital lease interest expense as a result of the store closings. While operating under Chapter 11, the Predecessor Company was prohibited from paying interest on unsecured pre-petition debt. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended October 30, 2002 was $104 million.

              Effective income tax rate was (32.4%) and (1.9%) for the 13-weeks ended October 29, 2003 and October 30, 2002, respectively. See Note 13 - Income Taxes.

              Significant changes were made to the April 30, 2003 unaudited Condensed Consolidated Balance Sheet to reflect the application of Fresh-Start accounting. See Note 3 - Fresh Start Accounting for further details of the adjustments.

                                                                  SUCCESSOR
                                                                   COMPANY                        PREDECESSOR COMPANY
                                                               ----------------  -------------------------------------------------
                                                                26-WEEKS ENDED    26-WEEKS ENDED   13-WEEKS ENDED   13-WEEKS ENDED
                                                               OCTOBER 29, 2003  OCTOBER 30, 2002  APRIL 30, 2003    MAY 1, 2002
                                                               ----------------  ----------------  --------------   --------------
Sales                                                            $    10,744        $   13,642       $    6,181        $   7,181
Cost of sales, buying and occupancy                                    8,344            11,265            4,762            6,519
                                                                 -----------        ----------       ----------        ---------

Gross margin                                                           2,400             2,377            1,419              662
Selling, general and administrative expenses                           2,401             2,983            1,421            1,670
Restructuring, impairment and other charges                                -                 8               37                -
Equity income in unconsolidated subsidiaries                              (3)              (22)              (7)              (5)
                                                                 -----------        ----------       ----------        ---------
Income (loss) before interest, reorganization items, income
   taxes and discontinued operations                                       2              (592)             (32)          (1,003)
Interest expense, net                                                     45                69               57               33
Reorganization items, net                                                  -                 8              769              251
Benefit from income taxes                                                (15)               (7)              (6)             (12)
                                                                 -----------        ----------       ----------        ---------
Loss before discontinued operations                                      (28)             (662)            (852)          (1,275)

Discontinued operations                                                    -               (14)             (10)            (167)
                                                                 -----------        ----------       ----------        ---------
Net loss                                                         $       (28)       $     (676)      $     (862)       $  (1,442)
                                                                 -----------        ----------       ----------        ---------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     26-WEEKS ENDED OCTOBER 29, 2003 COMPARED TO 26-WEEKS ENDED OCTOBER 30, 2002

              Same-store sales and total sales decreased 6.9% and 21.2%, respectively, for the 26-weeks ended October 29, 2003 as compared to the 26-weeks ended October 30, 2002. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in same-store sales is due primarily to the year-over-year comparison with several Company-wide promotional events that were taking place a year ago. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 316 stores during the first quarter of fiscal 2003.

              Gross margin increased $23 million to $2,400 million, for the 26-weeks ended October 29, 2003, from $2,377 million for the 26-weeks ended October 30, 2002. Gross margin, as a percentage of sales, increased to 22.3% for the 26-weeks ended October 29, 2003, from 17.4% for the 26-weeks ended October 30, 2002. The overall improvement in gross margin rate is primarily attributable to lower distribution costs as a result of the Company's in-sourcing of the pantry, food and consumable products, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting, lower shrinkage, supplier cost reductions and an improved sales mix as a result of a decrease in promotional activity as referenced in the sales summary above. Gross margin also benefited from the reclassification of co-op advertising recoveries recorded in Cost of sales, buying and occupancy in 2003, as required under generally accepted accounting principles. These improvements in the gross margin rate were partially offset by the impact of clearance markdowns.

              SG&A, which includes advertising costs (net of co-op recoveries of $199 million in fiscal 2002) decreased $582 million for the 26-weeks ended October 29, 2003 to $2,401 million, or 22.3% of sales, from $2,983 million, or 21.9% of sales, for the 26-weeks ended October 30, 2002. The decrease in SG&A is primarily due to the reduction of our store base after closing 316 stores during the first quarter of fiscal 2003, as well as a decrease in payroll and other related expenses from corporate headquarters' cost reduction initiatives. In addition, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and the write-off of long-lived assets in conjunction with Fresh-Start accounting combined with a decrease in advertising expense contributed to the improvement in SG&A expenses. Collectively, these reductions were partially offset by the impact of the reclassification of co-op advertising recoveries, as discussed above.

              Income (Loss) before interest, reorganization items, income taxes and discontinued operations for the 26-weeks ended October 29, 2003 was $2 million as compared to a loss of ($592) million for the same period of the prior year. The decrease in operating loss from the comparable period in the prior year was primarily due to the decrease in SG&A and the increase in gross margin, as discussed above.

              Interest expense, net for the 26-weeks ended October 29, 2003 and October 30, 2002 was $45 million and $69 million, respectively. The decrease in interest expense is primarily attributable to the decrease in our capital lease interest expense as a result of store closings.

              Effective income tax rate was (34.9%) and (1.0%) for the 26-weeks ended October 29, 2003 and October 30, 2002, respectively.

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

              Gross margin increased $757 million to $1,419 million, for the 13-weeks ended April 30, 2003, from $662 million for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-weeks ended May 1, 2002. The increase in gross margin was primarily related to the charge of $625 million recorded in the first quarter of 2002 in conjunction with the store closing

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     liquidation sales. In addition, our gross margin rate was positively affected by a favorable gross margin rate realized from closing store liquidation sales, a decrease in sales of food and consumables, which carry lower margins, and a decrease in promotional markdowns, partially offset by the impact of clearance markdowns.

              SG&A, which includes advertising costs (net of co-op recoveries of $69 million in fiscal 2002) decreased $249 million for the 13-weeks ended April 30, 2003 to $1,421 million, or 23.0% of sales, from $1,670 million, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A was primarily the result of the closure of 283 stores in the second quarter of 2002 and lower payroll and other related expenses in the first quarter of 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably impacted by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. Offsetting the positive impact of these items was an increase in pension and workers' compensation expense and the impact of the previously discussed reclassification of co-op advertising recoveries in accordance with EITF 02-16.

              Loss before interest, reorganization items, income taxes and discontinued operations for the 13-weeks ended April 30, 2003 was $32 million, or (0.5%) of sales, as compared to a loss of $1,003 million, or (14.0%) of sales, for the same period of the prior year. The decrease in operating loss was primarily due to the 2002 charge for accelerated inventory markdowns of $625 million and the decrease in SG&A as previously discussed.

              Interest expense, net for the 13-weeks ended April 30, 2003 and May 1, 2002 was $57 million and $33 million, respectively. The increase in interest expense was due to accelerated amortization on debt issuance costs related to our DIP Credit Facility in conjunction with our emergence from Chapter 11. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 and May 1, 2002 was $67 million and $69 million, respectively.

              Effective income tax rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively, see Note 13 - Income Taxes.

     39-WEEKS ENDED OCTOBER 30, 2002 (PREDECESSOR COMPANY)

              Total sales were $20,823 million for the 39-weeks ended October 30, 2002. Same-store sales decreased (7.6%). Same-store sales include sales of all open stores that have been open for greater than 13 full months.

              Gross margin for the 39-weeks ended October 30, 2002 was $3,039 million, or 14.6% of sales.

              SG&A, which includes advertising costs, was $4,653 million, or 22.4% of sales for the period. The Predecessor Company recorded $268 million of co-op advertising recoveries in SG&A prior to the adoption of EITF No. 02-16, as discussed above.

              Operating loss before interest, reorganization items, income taxes and discontinued operations for the 39-weeks ended October 30, 2002 was ($1,595) million, or (7.7%) of sales.

              Interest expense, net was $102 million for the 39-weeks ended October 30, 2002.

              Effective income tax rate was (1.0%) for the 39-weeks ended October 30, 2002. See Note 13 - Income Taxes.

     LIQUIDITY AND FINANCIAL CONDITION

     26-WEEKS ENDED OCTOBER 29, 2003 (SUCCESSOR COMPANY)

              Our cash needs are satisfied through working capital generated by our business and availability under our Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since the Predecessor Company's filing for reorganization under Chapter 11, most of our vendors continue to support us and have resumed normal trade terms. We continue to focus on our vendor relationships and do not expect to experience any significant disruption of terms with our vendors. Should we experience a significant disruption of terms with our vendors, sales fail to improve, the Credit Facility for any reason becomes unavailable and/or

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

              On May 6, 2003, our $2 billion Credit Facility financed by General Electric Capital Corporation, Fleet Retail Finance, Inc. and Bank of America, N.A. became effective. Debt issuance costs associated with the Credit Facility totaled $58 million and will be amortized through May 2006. The Credit Facility is a revolving facility under which Kmart Corporation is the debtor and its parent entities and most direct and indirect subsidiaries are guarantors. The Credit Facility is collateralized by first liens on inventory, the proceeds thereof, and certain intellectual property necessary to realize the value of the inventory. Borrowings under the Credit Facility currently bear interest at either the Prime rate plus 2.5% per annum or the LIBOR rate plus 3.5% per annum, at our discretion, which interest rate margin may be reduced after the first anniversary of the effective date of the Credit Facility if we achieve certain EBITDA levels. In addition, we are required to pay a fee of 0.75% per annum on the unutilized commitment under the Credit Facility. The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions , mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds necessary to maintain our operations. As of October 29, 2003 we had utilized $392 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. We have experienced incremental collateral requirements to support our self-insurance programs in the form of letters of credit. Total availability under the Credit Facility at October 29, 2003 is approximately $1.6 billion. We do not currently expect to borrow from the Credit Facility in fiscal 2003. Effective December 1, 2003, we voluntarily reduced the size of our Credit Facility to $1.5 billion to reduce the overall cost of the facility to reflect the improvement in the Company's financial condition. The Company continues to explore various alternatives to reduce the cost and improve the terms of our Credit Facility.

              Net cash used for operating activities was $396 million for the 26-weeks ended October 29, 2003. Net cash used for operating activities was primarily driven by payments of $470 million during the second and third quarters of fiscal 2003 for exit costs and reorganization items. The payments for exit costs and reorganization items include $243 million to pre-petition lenders, $89 million for reclamation claims settlements, $81 million to retain bankruptcy advisors and $69 million under the KERP.

              Net cash provided by investing activities was $32 million for the 26-weeks ended October 29, 2003 and was primarily the result of proceeds of $92 million from the sale of property classified as held for sale (see Note 11 - Property Held for Sale), partially offset by $61 million for capital expenditures primarily related to the purchase of seven stores and one distribution center that were previously leased. In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned, or assign leased, operating and non-operating properties. In addition, the Company reviews leases that will expire in the short-term in order to determine the appropriate action to take in respect with the lease. We consider the merits of each action and execute transactions considered to be favorable to the Company only after appropriate due diligence.

              Net cash provided by financing activities was $73 million for the 26-weeks ended October 29, 2003. Upon emergence from bankruptcy, the Company received proceeds of $140 million from the issuance of common stock to the Plan Investors and proceeds of $60 million from the issuance of the convertible note to affiliates of ESL. The positive impact of these items was offset by payments made for other financing arrangements.

              On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. The repurchase was subject to the approval of the parties to the Credit Facility, which was obtained. Certain of such grants are subject to shareholder approval. During the third quarter of fiscal 2003 we repurchased a total of 90,500 shares of common stock at a cost of approximately $3 million.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     13-WEEKS ENDED APRIL 30, 2003 (PREDECESSOR COMPANY)

              Net cash provided by operating activities was $576 million for the 13-weeks ended April 30, 2003. Net cash provided by operating activities was primarily driven by a decrease in inventory of $480 million due to store liquidation sales and improved inventory management, partially offset by a decrease in accounts payable.

              Net cash provided by investing activities was $60 million for the 13-weeks ended April 30, 2003. Net cash provided by investing activities was the result of first quarter fiscal 2003 proceeds of $64 million from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations, partially offset by $4 million for capital expenditures.

              Net cash used for financing activities was $17 million for the 13-weeks ended April 30, 2003 primarily due to payments on debt and capital lease obligations.

     39-WEEKS ENDED OCTOBER 30, 2002 (PREDECESSOR COMPANY)

              Net cash used for operating activities for the 39-weeks ended October 30, 2002 was $801 million. Cash used for operating activities was primarily due to the increase in inventories, net of accounts payable, the liquidation of inventory in our closed store locations and cash used for reorganization items.

              Net cash used for investing activities was $193 million for the 39-weeks ended October 30, 2002. The Predecessor Company had capital expenditures of $206 million during the period, partially offset by sale of furniture and fixtures from our closed stores of $13 million.

              Net cash provided by financing activities for the 39-weeks ended October 30, 2002 was $130 million. Cash provided by financing activities was primarily due to net borrowings under the DIP Credit Facility, partially offset by payments for other financing arrangements.

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

     Inflation

              Inflation has not had a significant impact on our business over the past two years and we do not expect it to have a significant impact on operations in the foreseeable future unless global or geo-political factors substantially affect the world economy.

     Pension Plan

              Prior to 1996, the Predecessor Company maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans (except for purposes of the subsidized early retirement program provided by the plan). The plans' assets consist primarily of equity and fixed income securities. For the past nine years, the Predecessor Company has not been required to make contributions to the plans.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

              In light of losses in the equity markets in 2002 and prior years, and the effect of such returns on the value of the plans' assets, we presently expect that we will be required to commence making significant contributions to the plans in 2005 or 2006, although it is possible that contributions could be required earlier. Given that the plans are frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment performance of the plans' assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 million and $200 million a year, or between $700 million and $1 billion in the aggregate. The actual level of contributions will depend upon a number of factors, including legislative charges, actual demographic experience, pension fund returns and other changes affecting valuations.

              In addition to the funding described above, as a result of the returns over the most recent years, decreases in our annual discount rate and expected rate of return on assets, we recorded pension expense of $11 million and $23 million in the 13-weeks and 26-weeks ended October 29, 2003 (Successor Company), respectively, and $20 million for the 13-weeks ended April 30, 2003 (Predecessor Company), as opposed to income as has been recorded in the most recent years.

     FRESH-START ADJUSTMENTS

              In accordance with Fresh-Start accounting, all assets and liabilities are recorded at their respective fair market values. Fair values used represent our best estimates based on independent appraisals and valuations.

              To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. For a comprehensive discussion see Note 3 - Fresh-Start Accounting.

     DISCONTINUED OPERATIONS

              During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, the Predecessor Company closed 316 and 283 stores, respectively. Of the total store closings 121 met the criteria for discontinued operations. For a comprehensive discussion see Note 4 - Discontinued Operations.

              Of the 599 stores that were closed in 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively. For the 13-weeks ended October 30, 2002, total sales, gross margin and SG&A for the 478 stores that were reported in continuing operations were $898 million, $129 million and $204 million, respectively. For the 39-weeks ended October 30, 2002, total sales, gross margin and SG&A for the 478 stores that were reported in continuing operations were $3,782 million, $661 million and $797 million, respectively.

     SPECIAL CHARGES

              Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. For the 13-weeks ended April 30, 2003, and the 13-weeks and 39-weeks ended October 30, 2002, the Predecessor Company recorded special charges of $42 million, $(6) million and $821 million, respectively. For a comprehensive discussion see Note 8 - Special Charges.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)

     REORGANIZATION ITEMS, NET

              Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the unaudited Condensed Consolidated Statements of Operations. The Predecessor Company recorded $4 million, $769 million and $259 million for the 13-weeks ended October 30, 2002, the 13-weeks ended April 30, 2003 and the 39-weeks ended October 30, 2002, respectively, for reorganization items. The net increase in Reorganization items for the 13-weeks ended April 30, 2003 as compared to the 39-weeks ended October 30, 2002, is primarily due to the Fleming settlement of $385 million and expense of $200 million for estimated claims for rejected executory contracts, partially offset by the 2002 store closings charge of $203 million. For a comprehensive discussion see Note 9 - Reorganization Items, net.

     OTHER MATTERS

              Lawsuits, Investigations and Other Contingent Liabilities

              During the third quarter of fiscal 2003 tentative contract agreements between Kmart and the local memberships of the United Auto Workers at two of our distribution centers were ratified by Kmart associates. The two distribution centers supply approximately 15 percent of our stores.

              We are a party to a substantial number of other claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by us when we emerged or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts. For a comprehensive discussion see Note 20 - Other Commitments and Contingencies.

              Other

              On August 6, 2003, we announced the launch of the Thalia Sodi Collection. The Collection captures the personal style and attitude of the Hispanic actress and singer, Thalia Sodi, and her culture. It includes branded apparel for women and girls, as well as footwear, accessories, jewelry, intimates, hosiery and bed and bath products. The Thalia Sodi Collection is available in 335 Kmart stores including those in the New York City, Los Angeles, San Francisco, Miami, Denver, Las Vegas, Phoenix, San Diego, Chicago and Puerto Rico areas.

              On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. The Martha Stewart brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Martha Stewart resigned her position as Chairman and Chief Executive Officer of Martha Stewart Omnimedia, Inc; however, she serves as the Chief Creative Officer and remains on the Board of Directors. To date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart brand products.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              At October 29, 2003, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

     ITEM 4. CONTROLS AND PROCEDURES

              We carried out an evaluation, under the supervision of our management Disclosure Committee (which includes the Chief Executive Officer and Co-Principal Financial Officers), of the effectiveness of our disclosure controls and procedures pursuant to Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Chief Executive Officer and Co-Principal Financial Officers concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

             See Note 20 of the Notes to unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

     ITEM 5. OTHER INFORMATION

             Effective September 1, 2003, William C. Crowley was hired as Senior Vice President, Finance. Mr. Crowley will continue to serve on our Board of Directors.

             Effective September 3, 2003, Janet L. Kelly was hired as Senior Vice President and Chief Administrative Officer.

             Effective September 3, 2003, Lisa Schultz was hired as Senior Vice President and Chief Creative Officer.

             Effective September 15, 2003, Bruce Johnson was hired as Senior Vice President, Supply Chain and Operations.

             The date of receipt of shareholder proposals for the Company's Annual Meeting to be held in 2004 is January 5, 2004.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)     The following exhibits are filed as a part of this report:

             Exhibit 10.1-Employment Agreement, dated as of September 15, 2003, between Kmart Management Corporation and Bruce Johnson

             Exhibit 10.2- Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Janet L. Kelly

             Exhibit 10.3- Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Lisa Schultz

             Exhibit 10.4-Kmart Management Corporation Restricted Stock Agreement with Bruce Johnson

             Exhibit 10.5- Kmart Management Corporation Restricted Stock Agreement with Janet L. Kelly

             Exhibit 10.6- Kmart Management Corporation Restricted Stock Agreement with Lisa Schultz

             Exhibit 10.7- Kmart Management Corporation Restricted Stock Agreement with Harold Lueken

             Exhibit 10.8-Amendment No. 1 to the May 6, 2003 Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day

             Exhibit 10.9 - Form of Kmart Holding Corporation Long Term Incentive Award Agreement

             Exhibit 31.1 -Chief Executive Officer Certification pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2 -Co-Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.3 - Co-Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (b)     The following exhibit is furnished as a part of this report:

             Exhibit 32 -Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (c) Reports on Form 8-K: We filed and furnished the following Current Reports on Form 8-K and with the SEC:

             1. On August 29, 2003, Kmart Holding Corporation furnished a Current Report on Form 8-K to report the second quarter 2003 operating results and the approval by the Board of Directors of a $10 million share repurchase.

             2. On September 2, 2003, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce the hiring of three Senior Vice Presidents.

             3. On October 16, 2003, Kmart Holding Corporation filed a Current Report on Form 8-K to announce the dismissal of PricewaterhouseCoopers LLP as our certifying accountant and the hiring of BDO Seidman, LLP as our certifying accountant, effective October 8, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.

                              Date:          DECEMBER 5, 2003

                                            Kmart Holding Corporation
                                     -----------------------------------
                                                  (Registrant)

                              By:            /s/ Julian C. Day
                                     -----------------------------------
                                               Julian C. Day
                                            PRESIDENT AND CHIEF
                                             EXECUTIVE OFFICER
                                       (Principal Executive Officer)

                                          /s/ Richard J. Noechel
                                     -----------------------------------
                                            Richard J. Noechel
                                            VICE PRESIDENT AND
                                                CONTROLLER

                                     (Principal Accounting Officer and
                                       Co-Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION

Exhibit 10.1- Employment Agreement, dated as of September 15, 2003, between Kmart Management Corporation and Bruce Johnson

Exhibit 10.2- Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Janet L. Kelly

Exhibit 10.3- Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Lisa Schultz

Exhibit 10.4-    Kmart Management Corporation Restricted Stock
                 Agreement with Bruce Johnson

Exhibit 10.5-    Kmart Management Corporation Restricted Stock
                 Agreement with Janet L. Kelly

Exhibit 10.6-    Kmart Management Corporation Restricted Stock
                 Agreement with Lisa Schultz

Exhibit 10.7-    Kmart Management Corporation Restricted Stock
                 Agreement with Harold Lueken

Exhibit 10.8-    Amendment No. 1 to the May 6, 2003 Nonqualified Stock
                 Option Agreement between Kmart Holding Corporation and Julian
                 C. Day

Exhibit 10.9 -   Form of Kmart Holding Corporation Long Term
                 Incentive Award Agreement

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

Exhibit 32 -     Sarbanes Oxley Act Section 906 Certification