Form 10-K
period 2004-01-28
KMART HOLDING CORP
filed 2004-03-18
CIK 1229206

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JANUARY 28, 2004

                                  OR


   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NO. 000-50278
                             ---------------------

                           KMART HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      32-0073116
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          3100 WEST BIG BEAVER ROAD                                48084
                TROY, MICHIGAN                                   (Zip code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (248) 463-1000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:
                                      NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes  [X]     No [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 30, 2003 was $1,001,020,122.

     As of March 15, 2004, 89,633,760 shares of Common Stock of the Registrant were outstanding.

     Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes [X]     No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

HISTORY

     Although Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") was incorporated in Delaware in April 2003, the businesses conducted by our predecessors began in 1899. Kmart Corporation (the "Predecessor Company") was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S.S. Kresge, who opened his first store in 1899. Kresge was the first retailer to launch a newspaper advertising program to entice shoppers to its stores. After operating Kresge department stores for over 45 years, our store program commenced with the opening of the first Kmart store in March 1962. In 1977, Kresge Corporation officially changed its name to Kmart Corporation. In 1991, Kmart opened the first Kmart Supercenter in Medina, Ohio, offering a full-service grocery along with general merchandise twenty-four hours a day, seven days a week.

     We are the nation's third largest discount retailer. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

     On January 22, 2002, the Predecessor Company and 37 of its U.S. subsidiaries (collectively, "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Chapter 11"). The Debtors decided to seek bankruptcy reorganization based upon a rapid decline in their liquidity resulting from below-plan sales and earnings performance in the fourth quarter of fiscal 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition, unsuccessful sales and marketing initiatives, the continuing recession and capital market volatility. The Predecessor Company utilized Chapter 11 to strengthen its balance sheet and reduce debt, focus its store portfolio on the most productive locations and terminate leases for closed stores, develop a more efficient organization and lower overall operating costs.

     Kmart emerged from Chapter 11 on May 6, 2003 (the "Effective Date"), pursuant to the terms of the Amended Joint Plan of Reorganization (the "Plan of Reorganization"), and related amended Disclosure Statement, which received formal endorsement of the statutory creditors' committee and, as modified, was confirmed by the United States Bankruptcy Court of the Northern District of Illinois (the "Court") on April 23, 2003.

     Pursuant to our Plan of Reorganization, we:

     - Paid secured claim holders a 100% cash recovery;

     - Issued shares of our newly-issued common stock and cash payments totaling $243 million to certain of our pre-petition creditors;

     - Issued shares of our newly-issued common stock to certain of our pre-petition note holders, trade vendors and landlords; and

     - Compromised or cancelled many of our pre-petition liabilities.

     Our ability to operate successfully now that we have emerged from Chapter 11 is dependent on many factors, including our ability to:

     - Execute our business plan, sustain profitability and otherwise offset the negative effects that the Chapter 11 proceedings have had on our business, including the loss of customer traffic;

     - Operate within the framework of our $1.5 billion credit agreement, as amended (the "Credit Facility"); and

     - Provide perceptibly better service to our customers and differentiate our merchandise assortment in order to attract additional customers from our competitors.

OPERATIONS

     We operate in the general merchandise retailing industry through 1,511 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands and Guam as of January 28, 2004, and through our e-commerce shopping site, www.kmart.com. Our general merchandise retail operations are located in 286 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet with an average size of 95,000 square feet.

     Our 60 Kmart Supercenters combine a full grocery, deli, and bakery along with the general merchandise selection of a Kmart discount store.

     Our fiscal year ends on the last Wednesday in January.

STRATEGY

     Following the Company's recent emergence from Chapter 11, we have primarily focused on building a professional senior management team and establishing the fundamentals we need to run an efficient and effective retail organization. In 2004, our new senior management team will continue the active management of such process improvement initiatives, focusing on the generation of profitable sales, controlling costs and streamlining overhead, increasing asset productivity and improving customer service.

     Kmart will continue to improve the customer store experience, providing quality products at attractive pricing, and enhancing our service culture. By improving our logistics and allocation process, we will be able to allow stores to provide their particular customers with a more customized merchandise offering. Kmart is already an important part of its communities, with over $23 billion in sales and over 2 million customer visits per day, and intends to build on its existing customer relationships, attract customers back who left during bankruptcy, and offer an experience that will bring new customers to Kmart. We will build on a historical core competency in designing and sourcing apparel. We also believe that focusing our merchandising and marketing approach on quality name brands will further differentiate us from our competition, build customer loyalty and increase the frequency of customer visits. Our current brands include Martha Stewart Everyday, JOE BOXER, Jaclyn Smith, Sesame Street and Thalia Sodi, among others.

     We believe that the execution of the strategies noted above will provide our current customers with an improved shopping experience, allow us to win back customers we have disappointed in the past and help sustain profitability.

     We do not currently plan to open new stores in 2004 as we focus on these strategies.

COMPETITION

     Our business is conducted under highly competitive conditions in the discount store retail market. We have several major competitors on a national level, including Wal-Mart, Target, Sears, Kohl's and J.C. Penney, and many competitors on a local and regional level along with Internet and catalog businesses which handle similar lines of merchandise. Success in this competitive market is based on factors such as price, quality, service, product assortment and convenience. We have experienced a decrease in market share in part due to our store closings and the aggressive growth of our major competitors. We expect that this trend will continue due to our limited growth plans and to the projected store openings of our major competitors.

DISTRIBUTION

     We have 16 active distribution centers as of January 28, 2004. Approximately 66% of our merchandise is received directly at these distribution centers which then ship the product to individual stores up to five times a week. The remaining merchandise is shipped by our vendors or their distributors directly to our stores.

SEASONALITY

     Due to the seasonal nature of the general merchandise retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth calendar quarter than any other period, a disproportionate amount of revenues and operating cash flows are generated in the fourth quarter. In preparation for the fourth quarter holiday season, we significantly increase our merchandise inventories, which traditionally have been financed by cash flows from operations, bank lines of credit, trade credit and terms from vendors. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented 28% of same-store sales in fiscal 2003.

EMPLOYEES

     As of January 28, 2004, we employed approximately 158,000 associates.

OUR WEBSITE AND AVAILABILITY OF SEC REPORTS

     Our website address is www.kmartcorp.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     At January 28, 2004, we operated a total of 1,511 general merchandise stores located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. We lease our store facilities, with the exception of 135 stores that we own. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term.

     We own our headquarters building in Troy, Michigan and lease an administrative building in Royal Oak, Michigan. We own 3 distribution centers and lease 13 other distribution centers in the United States with initial terms of 10 to 30 years and options to renew for additional terms.

     A description of our leasing arrangements appears in Note 12 in Item 8 of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     We discuss certain legal proceedings pending against the Company in Part II, and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and relief sought. See
Note 21 in Item 8 of this Form 10-K for this discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR KMART'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is presently being quoted on the NASDAQ National Market under the ticker symbol KMRT. There were approximately 2,220 shareholders of record of Kmart Holding Corporation common stock as of March 1, 2004.

     The quarterly high and low sales prices for the Predecessor Company's common stock and the Successor Company's common stock for the two most recent fiscal years are set forth below:

                                                                    2003
                                                  -----------------------------------------
                                                  PREDECESSOR
                                                    COMPANY          SUCCESSOR COMPANY
                                                  -----------   ---------------------------
                                                     FIRST      SECOND     THIRD    FOURTH
                                                    QUARTER     QUARTER   QUARTER   QUARTER
                                                  -----------   -------   -------   -------
Common stock price
  High..........................................     $0.14      $26.99    $30.67    $32.74
  Low...........................................     $0.06      $12.85    $23.35    $23.00

                                                                     2002
                                                   -----------------------------------------
                                                              PREDECESSOR COMPANY
                                                   -----------------------------------------
                                                      FIRST      SECOND     THIRD    FOURTH
                                                     QUARTER     QUARTER   QUARTER   QUARTER
                                                   -----------   -------   -------   -------
Common stock price
  High...........................................     $1.78       $1.22     $0.72     $0.71
  Low............................................     $0.89       $0.52     $0.38     $0.10

     As of December 19, 2002, the common stock and trust preferred securities of the Predecessor Company were suspended from trading by the New York Stock Exchange and the Pacific and Chicago Exchanges, and thereafter, delisted from such exchanges. For the first quarter of fiscal 2003, the Predecessor Company stock was quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. Upon emergence from Chapter 11, all then-outstanding equity securities of the Predecessor Company were cancelled, and common stock of the Successor Company was issued.

     We have not paid dividends on our common stock since our emergence from Chapter 11.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below summarizes the Successor Company's and Predecessor Company's recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition" and the Company's consolidated financial statements and notes thereto.


                                      SUCCESSOR
                                       COMPANY                    PREDECESSOR COMPANY
                                     -----------   -------------------------------------------------
                                      39-WEEKS     13-WEEKS
                                        ENDED        ENDED                    FISCAL
                                     JANUARY 28,   APRIL 30,   -------------------------------------
                                        2004         2003       2002      2001      2000      1999
                                     -----------   ---------   -------   -------   -------   -------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Total sales(1).....................    $17,072      $6,181     $29,352   $34,180   $35,027   $33,960
Comparable sales %(2)..............       (9.5)%      (3.2)%     (10.1)%    (0.1)%     1.1%      4.8%
Income (loss) before interest
  expense, reorganization items,
  income taxes and discontinued
  operations(3)....................        505         (32)     (2,277)   (2,146)      (65)    1,182
Income (loss) before discontinued
  operations(3)....................        248        (852)     (2,771)   (2,377)     (256)      557
Discontinued operations............         --         (10)       (448)      (69)      (12)     (193)
Net income (loss)(3)...............        248        (862)     (3,219)   (2,446)     (268)      364
PER COMMON SHARE
Basic:
  Continuing (loss) income.........    $  2.77      $(1.63)    $ (5.47)  $ (4.81)  $ (0.51)  $  1.13
  Discontinued operations..........    $    --      $(0.02)    $ (0.89)  $ (0.14)  $ (0.02)  $ (0.39)
  Net (loss) income................    $  2.77      $(1.65)    $ (6.36)  $ (4.95)  $ (0.53)  $  0.74
Diluted:(4)
  Continuing (loss) income.........    $  2.52      $(1.63)    $ (5.47)  $ (4.81)  $ (0.51)  $  1.08
  Discontinued operations..........    $    --      $(0.02)    $ (0.89)  $ (0.14)  $ (0.02)  $ (0.34)
  Net (loss) income................    $  2.52      $(1.65)    $ (6.36)  $ (4.95)  $ (0.53)  $  0.74


                                        SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                     -----------------------   -------------------------------------
Book value per common share........    $ 24.45      $19.10     $ (0.58)  $  6.42   $ 12.09   $ 12.73
FINANCIAL DATA
   Total assets....................    $ 6,084      $6,660     $11,238   $14,183   $14,815   $15,192
Long-term debt(5)..................        103         108          --       330     2,084     1,759
Long-term capital lease
  obligations......................        374         415         623       857       943     1,014
Trust convertible preferred
  securities.......................         --          --         646       889       887       986
Capital expenditures (Predecessor
  Company for the 13-weeks ended
  April 30, 2003)..................        108           4         252     1,385     1,089     1,277
Number of Stores...................      1,511       1,513       1,829     2,114     2,105     2,171

---------------

(1) Our fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for fiscal 2000 are based on the 52-week period ended January 24, 2001.

(3) Results include the following non-comparable items: in the 13-weeks ended April 30, 2003, a $47 million charge for accelerated depreciation on unimpaired assets to be disposed of following store closings, a $10 million credit as a result of a change in the estimated expenses for the 2002 cost reduction initiatives; in fiscal 2002, $1,019 million for inventory write-downs in conjunction with accelerated mark-downs due to store closings, $533 million for asset impairments, $50 million for cost reduction initiatives, and $33 million for other items; in fiscal 2001, $827 million for asset impairments, $163 million for supply chain restructuring, $97 million for the restructuring/impairment of BlueLight.com, and $23 million for Voluntary Early Retirement Program/Severance; in fiscal 2000, $712 million for strategic initiatives; and in fiscal 1999, $11 million to reflect the cumulative effect of a change in accounting method for layaway sales.

(4) Consistent with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," options to purchase common stock, restricted stock and Trust convertible preferred securities were not included in the calculation of diluted earnings per share for the 13-week period ended April, 30, 2003, fiscal years 2002, 2001, and 2000 due to their anti-dilutive effect. Upon emergence, all then-outstanding equity securities of the Predecessor Company and the Trust convertible preferred securities were cancelled.

(5) For fiscal years 2002 and 2001 long-term debt does not include liabilities classified as subject to compromise.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain normal terms with vendors and service providers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; weather conditions, including those which affect buying patterns of Kmart's customers; and other factors affecting business beyond Kmart's control; and Kmart's ability to attract, motivate and/or retain key executives and associates. Kmart undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances after the date such statements were made.

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

EXECUTIVE SUMMARY

  Management Overview

     We operate in the general merchandise retailing industry through 1,511 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands and Guam as of January 28, 2004, and through our e-commerce shopping site, www.kmart.com. Our business is conducted under highly competitive conditions in the discount store retail market. We compete with large national chains, local stores and Internet and catalog businesses which handle similar lines of merchandise. Success in this competitive market is based on factors such as price, quality, service, product assortment and convenience. Our general merchandise retail operations are located in 286 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet with an average size of 95,000 square feet.

     Following the Company's recent emergence from Chapter 11, we have primarily focused on building a professional senior management team and establishing the fundamentals we need to run an efficient and

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

effective retail organization. In 2004, our new senior management team will continue the active management of such process improvement initiatives, focusing on the generation of profitable sales, controlling costs and streamlining overhead, increasing asset productivity and improving customer service.

     Kmart will continue to improve the customer store experience, providing quality products at attractive pricing, and enhancing our service culture. By improving our logistics and allocation process, we will be able to allow stores to provide their particular customers with a more customized merchandise offering. Kmart is already an important part of its communities, with over $23 billion in sales and over 2 million customer visits per day, and intends to build on its existing customer relationships, attract customers back who left during bankruptcy, and offer an experience that will bring new customers to Kmart. We will build on a historical core competency in designing and sourcing apparel. We also believe that focusing our merchandising and marketing approach on quality name brands will further differentiate us from our competition, build customer loyalty and increase the frequency of customer visits. Our current brands include Martha Stewart Everyday, JOE BOXER, Jaclyn Smith, Sesame Street and Thalia Sodi, among others.

     We have identified the following areas as critical to our future success:

     - maintaining our strong liquidity position;

     - reversing the negative same-store sales trend;

     - sustaining positive cash flow from operations on a long-term basis;

     - operating within the framework of our Credit Facility, its financial covenants, and our ability to generate cash flows from operations or seek other sources of financing;

     - obtaining a customer and service driven culture throughout our organization;

     - remerchandising to improve our market basket;

     - differentiating ourselves from our competitors by offering exclusive brands and tailoring merchandise assortments to serve the unique needs of customers in local markets; and

     - improving relations with our vendors and business partners.

  Emergence from Chapter 11 Bankruptcy Protection

     On the May 6, 2003 (the "Effective Date"), Kmart Corporation (the "Predecessor Company") emerged from Chapter 11, as a subsidiary of a newly-created holding company, Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company"). The Predecessor Company's emergence was pursuant to the terms of the Amended Joint Plan of Reorganization (the "Plan" or "Reorganization") and related amended Disclosure Statement, which received formal endorsement of the statutory creditors' committee and, as modified, was confirmed by the United States Bankruptcy Court for the Northern District of Illinois (the "Court") on April 23, 2003.

     The bankruptcy filing on January 22, 2002 was a result of several factors, which included the rapid decline in the Predecessor Company's liquidity resulting from below-plan sales and earnings performance in the fourth quarter of fiscal 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition, unsuccessful sales and marketing initiatives, the continuing recession and capital market volatility.

     ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan pursuant to an Investment Agreement dated January 24, 2003. The Plan Investors and their affiliates received approximately 32 million shares of the Successor Company's newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held. We issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, and in addition issued a 9%, $60 million principal amount convertible note to affiliates of ESL, the principal of which is convertible to equity at any time at the option of

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

the holder (the "Note"). ESL was also granted an option to purchase, prior to May 6, 2005, 6.6 million new shares of Common Stock at a price of $13 per share. A portion of that option was assigned to Third Avenue.

     ESL and its affiliates beneficially own over 50% of the Common Stock, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the Note. Each of the Plan Investors is represented on our Board of Directors.

     In connection with emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Annual Report on Form 10-K, references to the 13-weeks ended April 30, 2003 and prior fiscal periods refer to the Predecessor Company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described more fully in Note 2 to the consolidated financial statements. In preparing our financial statements, certain of our accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. By their nature, these estimates are complex and subject to an inherent degree of uncertainty. We base our estimates on historical experience, terms of existing contracts, our evaluation of trends and other assumptions that we believe to be reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. Although the use of estimates is pervasive throughout our financial statements, we consider an accounting estimate to be critical if:

     - It requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

     - Changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material impact on our financial condition, changes in financial condition or results of operations.

     Management believes the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition.

     Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure presented below relating to the selection of these estimates.

     In addition, there are other accounting estimates within our financial statements that require estimation, but are not deemed to be critical. These include allowances for doubtful accounts receivable, long-lived asset impairments, legal reserves, and reserves for store closings and other management actions. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

     The following is a summary of our most critical estimates.

  VALUATION OF INVENTORY

     Our inventories are valued at the lower of cost or market determined primarily using the retail inventory method ("RIM") on a FIFO basis. RIM is an averaging method that is widely used in the retail industry due to its practicality. To determine inventory cost under RIM, inventory at its retail selling value is segregated

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the fiscal year purchase activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

     RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation as well as gross margin. Among others, two of the most significant estimates are permanent, or clearance markdowns used to clear unproductive or slow-moving inventory and shrinkage. Amounts are charged to Cost of sales, buying and occupancy at the time the retail value of inventory is lowered through the use of permanent markdowns.

     Factors considered in the determination of permanent markdowns include: current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant impact on the results of operations.

     Shrinkage is estimated as a percentage of sales for the period from the last physical inventory date to the end of the fiscal year. Physical inventories are taken at least annually for all stores on a staggered basis throughout the year and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with historical experience, is used as the standard for the shrinkage accrual following the physical inventory.

  SELF INSURANCE RESERVES

     We self-insure or retain a portion of the exposure for losses related to workers compensation, health care benefits and general liability costs. General liability costs relate primarily to litigation that arises from store operations. Self-insurance reserves include actuarial estimates of both claims filed carried at their expected ultimate settlement value and claims incurred but not yet reported. Our estimated claim amounts are discounted using a rate that approximates the duration of our portfolio.

     Reserves are actuarially determined based upon the development of historical losses to their ultimate levels over time, actual paid claims data, and lag time for claims reporting. These projections are subject to a high degree of variability based upon future inflation rates, litigation trends, legal interpretations, benefit level changes and claims settlement patterns, including the effect of the bankruptcy proceedings. Overall reserves can change based upon the selection of the appropriate discount rate, and may vary based on different actuarial valuation techniques utilized.

     Reserves for estimated self-insurance liabilities were as follows: $404 million as of January 28, 2004, $366 million as of April 30, 2003, $465 million as of January 29, 2003, and are included in Accrued payroll and other liabilities, Other long-term liabilities and Liabilities subject to compromise in the Consolidated Balance Sheets. Expenses for the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal years ended 2002 and 2001, respectively totaled $295 million, $104 million, $443 million, and $622 million, and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

     As part of the selection of the appropriate estimate for these reserves the actuaries determine an appropriate range of values that could be anticipated for these liabilities. Had management recorded reserves to either the high end or the low end of the ranges, these liabilities would have been $33 million higher or $31 million lower than amounts currently recorded.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  PENSION ACCOUNTING

     The fundamental components of pension accounting consist of the compensation cost of benefits paid, the interest costs from deferring the payment of these benefits, and the results of investing assets to fund the pension benefit obligation. Pension benefits are earned by employees ratably over their years of service. In our case, effective January 31, 1996, our pension plans were frozen, and associates no longer earn additional benefits under the plans, therefore there are no assumptions related to future compensation costs.

     Our actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants. The discount rate and expected return on plan assets used for the January 28, 2004 actuarial valuation were six percent and eight percent, respectively. A quarter percentage point change in the discount rate would impact Kmart's pension expense by approximately $1 million on a pre-tax basis. A quarter percentage point change in the expected long-term rate of return would impact Kmart's pension expense by approximately $4 million on a pre-tax basis.

  DEFERRED TAXES

     Kmart accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

     During the 39-weeks ended January 28, 2004, we utilized $203 million of pre-emergence deferred tax assets and, accordingly, recorded an adjustment to Capital in excess of par value. We evaluated the realizability of the remaining Predecessor Company's deferred tax assets and have maintained a full valuation allowance against such assets, as ultimate realization is uncertain. Should we determine in the future that the Predecessor Company's deferred tax assets will be utilized, the allowance would be reversed by adjusting Capital in excess of par value, in accordance with SOP 90-7. We recorded $59 million of deferred tax assets as of January 28, 2004, and have not provided a valuation allowance for such assets based on the profitability of the Successor Company post-emergence, evaluation of our current fiscal 2004 projections, and the likelihood that such benefits will be realized in a short period of time. Our assumptions regarding future realization may change due to future operating performance and other factors. Should we determine that a portion or this entire asset is not realizable, an allowance would be established at that time and additional tax expense would be recorded.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS

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

     The following table is presented solely to complement management's discussion and analysis of results of operations.

                                           SUCCESSOR
                                            COMPANY                       PREDECESSOR COMPANY
                                        ----------------   --------------------------------------------------
                                         39-WEEKS ENDED     39-WEEKS ENDED    13-WEEKS ENDED   13-WEEKS ENDED
                                        JANUARY 28, 2004   JANUARY 29, 2003   APRIL 30, 2003    MAY 1, 2002
                                        ----------------   ----------------   --------------   --------------
(DOLLARS IN MILLIONS)
Sales.................................      $17,072            $22,171            $6,181          $ 7,181
Cost of sales, buying and occupancy...       13,084             18,323             4,762            6,519
                                            -------            -------            ------          -------
Gross margin..........................        3,988              3,848             1,419              662
Selling, general and administrative
  expenses............................        3,577              4,572             1,421            1,670
Restructuring, impairment and other
  charges.............................           --                574                37               --
Net (gains) losses on sales of
  assets..............................          (89)                 5                --               --
Equity income in unconsolidated
  subsidiaries........................           (5)               (29)               (7)              (5)
                                            -------            -------            ------          -------
Income (loss) before interest,
  reorganization items, income taxes
  and discontinued operations.........          505             (1,274)              (32)          (1,003)
Interest expense, net.................          105                122                57               33
Reorganization items, net.............           --                112               769              251
                                            -------            -------            ------          -------
Income (loss) before income taxes and
  discontinued operations.............          400             (1,508)             (858)          (1,287)
Provision for (benefit from) income
  taxes...............................          152                (12)               (6)             (12)
                                            -------            -------            ------          -------
Income (loss) before discontinued
  operations..........................          248             (1,496)             (852)          (1,275)
Discontinued operations...............           --               (281)              (10)            (167)
                                            -------            -------            ------          -------
Net income (loss).....................      $   248            $(1,777)           $ (862)         $(1,442)
                                            =======            =======            ======          =======

  39-WEEKS ENDED JANUARY 28, 2004 COMPARED TO 39-WEEKS ENDED JANUARY 29, 2003

     Same-store sales and total sales decreased 9.5% and 23.0%, respectively, for the 39-weeks ended January 28, 2004 as compared to the 39-weeks ended January 29, 2003. Same-store sales include sales of all open stores that have been open for greater than 13 full months. The decrease in same-store sales is due primarily to several Company-wide promotional events occurring in the prior year along with a reduction in advertising, including the frequency of mid-week circulars in the current year. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 316 stores during the first quarter of fiscal 2003.

     Gross margin increased $140 million to $3,988 million, for the 39-weeks ended January 28, 2004, from $3,848 million for the 39-weeks ended January 29, 2003. Gross margin, as a percentage of sales, increased to 23.4% for the 39-weeks ended January 28, 2004, from 17.4% for the 39-weeks ended January 29, 2003. Impacting the gross margin rate in the prior period are inventory markdowns of $498 million, primarily related to our fiscal 2003 store closings. The markdowns were charged to Cost of sales, buying and occupancy in the fourth quarter of fiscal 2002 when the decision to close the stores was made. Also favorably impacting gross margin is a decrease in distribution costs, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting, less inventory shrinkage, supplier cost reductions and an improved sales mix as a result of a decrease in promotional activity as referenced in the sales summary above. Gross margin

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

also benefited from the reclassification of co-op advertising recoveries from Selling, general and administrative expenses ("SG&A") to Cost of sales, buying and occupancy beginning in the fourth quarter of fiscal 2002 in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). These improvements in the gross margin rate were partially offset by the impact of clearance markdowns.

     SG&A, which includes advertising costs (net of co-op recoveries of $199 million in 2002) decreased $995 million for the 39-weeks ended January 28, 2004 to $3,577 million, or 21.0% of sales, from $4,572 million, or 20.6% of sales, for the 39-weeks ended January 29, 2003. The decrease in SG&A is primarily due to the reduction of our store base after closing 316 stores during the first quarter of fiscal 2003, as well as a decrease in payroll and other related expenses from corporate headquarters' cost reduction initiatives. In addition, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and the write-off of long-lived assets in conjunction with Fresh-Start accounting combined with a decrease in advertising expense contributed to the improvement in SG&A expenses. Collectively, these reductions were partially offset by the impact of the reclassification of co-op advertising recoveries, as discussed above.

     Income before interest, reorganization items, income taxes and discontinued operations for the 39-weeks ended January 28, 2004 was $505 million or 3.0% of sales, as compared to a loss of $1,274 million, or (5.7%) of sales, for the same period of the prior year. The improvement from the comparable period in the prior year was primarily due to the decrease in SG&A and the increase in gross margin as discussed above, a charge of $574 million in the prior period to Restructuring, impairment and other charges and net gains on sales of assets of $89 million.

     Interest expense, net for the 39-weeks ended January 28, 2004 and January 29, 2003 was $105 million and $122 million, respectively. The decrease in interest expense is primarily attributable to the decrease in our capital lease interest expense as a result of store closings and a decrease in credit facility borrowings. $72 million of interest expense was recorded in the 39-weeks ended January 28, 2004 for the accretion of obligations recorded at net present value. In December 2003, we voluntarily reduced the size of our $2 billion credit agreement to $1.5 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $12 million of the associated debt issuance costs. This expense is included in Interest expense, net for the 39-weeks ended January 28, 2004. Interest expense is net of interest income of $10 million and $3 million for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively.

     Effective income tax rate was 38.0% and (0.8%) for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively. The Predecessor Company did not record a provision for income taxes in fiscal 2002 due to the Company's net loss and uncertainty surrounding future utilization of net operating losses. As such, tax benefits recorded during fiscal 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized for these items in 2002 was partially offset by expense paid to foreign jurisdictions.

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

     Gross margin increased $757 million to $1,419 million, for the 13-weeks ended April 30, 2003, from $662 million for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-weeks ended May 1, 2002. The increase in gross margin was primarily related to a charge of $625 million recorded in the first quarter of fiscal 2002 in conjunction with the store closing liquidation sales. Also impacting gross margin was the affect of a favorable

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

gross margin rate realized during store closing liquidation sales, a decrease in the sale of food and consumables, which carry lower margins, and a decrease in promotional markdowns. The impact of these items was partially offset by higher clearance markdowns.

     SG&A, which includes advertising costs (net of co-op recoveries of $67 million in fiscal 2002) decreased $249 million for the 13-weeks ended April 30, 2003 to $1,421 million, or 23.0% of sales, from $1,670 million, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A was primarily the result of the closure of 283 stores in the second quarter of fiscal 2002 and lower payroll and other related expenses in the first quarter of fiscal 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably impacted by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. Offsetting the positive impact of these items was an increase in pension and workers' compensation expense and the impact of the previously discussed reclassification of co-op advertising recoveries.

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

     Interest expense, net for the 13-weeks ended April 30, 2003 and May 1, 2002 was $57 million and $33 million, respectively. In connection with our emergence from Chapter 11, we accelerated $12 million of the amortization of debt issuances costs related to the Court-approved $2 billion debtor-in-possession financing facility ("DIP Credit Facility") and recognized the expense in the 13-weeks ended April, 30, 2003. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 and May 1, 2002 was $67 million and $69 million, respectively. Interest expense is net of interest income of $1 million for each of the 13-weeks ended April 30, 2003 and May 1, 2002.

     Effective income tax rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively.

  2002 COMPARED TO 2001

     In fiscal years 2002 and 2001 there were certain significant restructuring efforts that drove the major changes in the operating results including two store closing programs that drove significant inventory markdowns in fiscal 2002, impairments of long-lived assets and reductions in workforce. In fiscal 2001, significant actions included restructuring of our e-commerce business and supply chain. See Note 5 in Item 8 of this Form 10-K.

     Same-store sales and total sales for fiscal 2002 decreased 10.1% and 14.1%, respectively. In addition to negative customer perception stemming from the Predecessor Company's Chapter 11 filing, the decrease in same-store sales is primarily due to lower sales transactions associated with a loss of customers and continued competitive pressures. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

     Gross Margin was $4,510 million and decreased $1,477 million from $5,987 million in 2001. Gross margin, as a percentage of sales, was 15.4% in fiscal 2002 and 17.5% in fiscal 2001. The decrease in gross margin as a percentage of sales is primarily related to a fiscal 2002 charge for accelerated inventory markdowns of $1,019 million in conjunction with store closing liquidations, an increase in promotional markdowns designed to drive customer traffic, an increase in clearance markdowns for seasonal apparel, and increased shrinkage, partially offset by a higher regular gross margin rate due to the elimination of the BlueLight Always initiative which began in fiscal 2001, a decrease in sales of food and consumables, which carry lower margins, approximately $200 million of vendor credits which would otherwise have been recorded as co-op advertising recoveries in SG&A as a result of the adoption of EITF 02-16 in the fourth quarter of

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

fiscal 2002, a difference in the LIFO inventory valuation adjustment of $154 million and the prior year supply chain restructuring charge of $75 million.

     Gross margin also decreased as a result of a decrease in total sales due to the closure of 283 stores in the second quarter of fiscal 2002 and a decrease in same-store sales.

     SG&A, which includes advertising costs (net of co-op recoveries of $266 million in fiscal 2002 and $427 million in fiscal 2001), was 21.3% of sales in fiscal 2002 versus 21.0% in fiscal 2001. The decrease of $935 million from the prior year is due primarily to decreased payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, decreases in expenses for general liability claims due to a fiscal 2001 adjustment of $167 million to align general liability reserves with actuarial findings, lower depreciation expense due to an impairment charge recorded in fiscal 2001, a fiscal 2001 supply chain restructuring charge of $88 million and a reduction in electronic media and direct mail advertising; partially offset by approximately $200 million of co-op recoveries reclassified to gross margin in accordance with EITF 02-16 in the fourth quarter of fiscal 2002 and an increase in weekly circular advertising.

     Loss before interest, reorganization items, income taxes and discontinued operations was $2,277 million, or (7.8%) of sales, for fiscal 2002 compared to a loss of $2,146 million, or (6.3%) of sales, for fiscal 2001. The increase in loss is attributable to lower gross margin partially offset by a reduction in SG&A, lower impairment charges in the current year and the prior year restructuring charges for the Predecessor Company's e-commerce business and supply chain.

     Interest expense, net was $155 million and $344 million in fiscal years 2002 and 2001, respectively. Included in interest expense, net is interest income of $4 million for fiscal years 2002 and 2001. Interest expense, net decreased by $189 million as a result of the Chapter 11 filing. As of the Petition Date, the Predecessor Company stopped accruing interest on unsecured debt classified as Liabilities subject to compromise in its Consolidated Balance Sheet in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debt that was not charged to earnings was $271 million and $8 million for fiscal years 2002 and 2001, respectively.

     Effective income tax rate was (0.9%) and 0.0% in fiscal years 2002 and 2001, respectively. In the fourth quarter of fiscal 2001, the Predecessor Company recorded a valuation allowance against its net deferred tax assets, in accordance with SFAS No. 109 as realization of such assets in future years was uncertain. We continued to maintain a valuation allowance against the net deferred tax assets in 2002, and accordingly, did not recognize any tax benefit from net losses in fiscal 2002.

LIQUIDITY AND FINANCIAL CONDITION

  CREDIT FACILITY

     Our cash needs are satisfied through working capital generated by our business and availability under our Credit Facility (defined below). The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since the Predecessor Company's filing for reorganization under Chapter 11, most of our vendors have continued to support us and have resumed normal trade terms. We continue to focus on our vendor relationships and do not expect to experience any significant disruption of terms with our vendors. Should we experience a significant disruption of terms with our vendors, our sales fail to improve, the Credit Facility becomes unavailable for any reason, and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

     On the Effective Date, our credit agreement (the "Credit Facility") syndicated by General Electric Capital Corporation, Fleet Retail Finance Inc. and Bank of America, N.A., became effective. Debt issuance costs associated with the Credit Facility totaled $60 million of which $48 million was paid during fiscal 2003 and all of which will be amortized through May 2006. The Credit Facility, which had an initial capacity of $2 billion, is a revolving credit facility under which Kmart Corporation is the borrower and contains an $800 million letter of credit sub-limit. Availability under the Credit Facility is also subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors. In December 2003, we voluntarily reduced the size of the Credit Facility to $1.5 billion to reduce the overall cost of the Credit Facility. This resulted in the accelerated amortization of $12 million of the Credit Facility debt issuance costs in the fourth quarter of fiscal 2003.

     The Credit Facility was also amended in December 2003 to reduce interest rates, among other things. Borrowings under the Credit Facility currently bear interest at either (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility currently bears interest at 1.25% to 2.50% per annum. These interest rate margins may be adjusted after July 31, 2004 depending on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels as defined in the Credit Facility. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum until July 31, 2004, and 0.375% to 0.50% thereafter, depending on our EBITDA levels. The amendment also gave the Company the ability to repurchase up to $250 million of the Company's Common Stock, subject to the approval of the Company's Board of Directors.

     As of January 28, 2004 we had utilized $420 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes. Collateral in the form of letters of credit is provided to support our self-insurance programs. As collateral requirements change periodically, we continue to evaluate the amount and form of collateral under these programs. Total availability under the Credit Facility at January 28, 2004 was approximately $1.1 billion.

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

  CASH FLOWS

     Net cash provided by operating activities was $736 million for the 39-weeks ended January 28, 2004 compared to $576 million for the 13-weeks ended April 30, 2003, $88 million in fiscal 2002 and $879 million in fiscal 2001. Net cash provided for the 39-weeks ended January 28, 2004 was primarily driven by the reduction of merchandise inventories. Merchandise inventories decreased $1.2 billion on a same-store basis. Also contributing to cash provided by operating activities was our net income for the 39-weeks ended January 28, 2004 of $248 million. These items were partially offset by payments of $481 million for bankruptcy exit costs and reorganization items. The payments for exit costs and reorganization items include $243 million to pre-petition lenders, $89 million for reclamation claims settlements, $81 million to retained bankruptcy advisors and $68 million under the Key Employee Retention Program ("KERP"). Net cash provided by operating activities for the 13-weeks ended April 30, 2003 was primarily driven by a decrease in inventory of $480 million due to store liquidation sales and improved inventory management, partially offset by a decrease in accounts payable. Net cash provided by operating activities for fiscal 2002 was impacted by decreased payments on accounts payable due to the stay of pre-petition liabilities following the Predecessor Company's filing for protection under Chapter 11. Net cash provided by operating activities for fiscal 2001 was impacted by the net loss partially offset by a decrease in inventories, net of accounts payable.

     Net cash provided by investing activities was $74 million for the 39-weeks ended January 28, 2004 and $60 million for the 13-weeks ended April 30, 2003 compared to cash flows used for investing activities of $223 million and $1,388 million in fiscal years 2002 and 2001, respectively. Net cash provided for the 39-weeks ended January 28, 2004 was due primarily to proceeds of $108 million from the sale of property classified as held for sale (see Note 7 in Item 8 of this Form 10-K), partially offset by $108 million of capital

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

expenditures primarily related to the purchase of 17 stores and one distribution center that were previously leased and store maintenance capital. Net cash provided for the 13-weeks ended April 30, 2003 was the result of proceeds of $64 million from the sale of four Kmart owned store locations and the sale of furniture and fixtures from closed store locations. Net cash used for fiscal 2002 was primarily due to capital expenditures for store improvements. Net cash used for fiscal 2001 was due primarily to capital expenditures for the conversion and expansion of Kmart stores to Kmart Supercenters, expansion of aisles to facilitate off-shelf sale of promotional items and an investment in point-of-sale equipment.

     In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned or if leased, assign operating and non-operating properties. In addition, the Company reviews leases due to expire in the short-term in order to determine the appropriate action to take with respect to the lease. We consider the merits of each action and execute transactions considered to be favorable to the Company only after appropriate due diligence. As of January 28, 2004, the Company had 1,511 locations, of which 135 were owned.

     Net cash provided by financing activities was $46 million for the 39-weeks ended January 28, 2004 compared to net cash used of $17 million for the 13-weeks ended April 30, 2003, $497 million used in fiscal 2002 and $1,353 million provided in fiscal 2001. For the 39-weeks ended January 28, 2004, the Company received proceeds of $140 million from the issuance of common stock to the Plan Investors and proceeds of $60 million from the issuance of the convertible note to affiliates of ESL upon emergence from Chapter 11. The positive impact of these items was partially offset by payments made for other financing arrangements, including capital lease obligations and mortgages on properties we own. Net cash used during the 13-weeks ended April 30, 2003 was primarily due to payments on debt and capital lease obligations. Net cash used in fiscal 2002 was due primarily to the repayment of the DIP Credit Facility and payments on capital leases. In fiscal 2001, net cash provided by financing activities was primarily related to proceeds from debt issuances and the DIP Credit Facility, partially offset by payments on long-term debt and capital leases.

     On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares (weighted-average price of $28.87 per share) of Common Stock at a cost of approximately $4 million. We subsequently issued 111,540 restricted shares to employees; see Note 16 in Item 8 of this Form 10-K.

FUTURE LIQUIDITY ITEMS

     Pension Plan

     Prior to 1996, the Predecessor Company maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earned additional benefits under the plans (except for purposes of the subsidized early retirement program provided by the plan). The plans' assets consist primarily of equity and fixed income securities. No contributions have been made to the plan for the past eight years.

     In light of negative returns in the equity markets during 2001 and 2002 and the effect of such returns on the value of the plans' assets, we presently expect that we will be required to commence making significant contributions to the plans beginning in either May 2004 or May 2006, depending on whether new legislation regarding pension funding requirements is enacted. This proposed legislation would allow the basic pension funding requirement to be determined using a corporate bond rate instead of a Treasury Bond rate as in the past, resulting in significantly lower contributions over the next two years. Should the pending legislation not pass, we will be required to contribute approximately $150 million in fiscal 2004. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five years at an average rate of between $100 million and $200 million a year, or between $600 million and $750 million in the aggregate. The actual level of contributions will depend upon a number of factors, including legislative changes to funding requirements, the actual demographic experience, pension fund returns and other changes affecting valuations.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     In addition to the funding described above, as a result of the investment returns over the most recent years, decreases in our annual discount rate and expected rate of return on assets, we recorded pension expense in the 39-weeks ended January 28, 2004 as opposed to income as has been recorded in the most recent years.

SPECIAL CHARGES

     Special charges are transactions, which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. For the 13-weeks ended April 30, 2003, and fiscal years 2002 and 2001, the Predecessor Company recorded special charges of $42 million, $1,628 million and $1,110 million, respectively. For a comprehensive discussion see Note 5 in Item 8 of this Form 10-K.

REORGANIZATION ITEMS, NET

     Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $769 million, $363 million and ($183) million for the 13-weeks ended April 30, 2003, fiscal years 2002 and 2001, respectively, for reorganization items. The net increase in Reorganization items for the 13-weeks ended April 30, 2003 as compared to fiscal 2002, is primarily due to the settlement with Fleming Corporation ("Fleming") of its $1.5 billion claim against the Predecessor Company for $385 million, expense of $200 million for estimated claims for rejected executory contracts and the charge of $158 million for store closings in fiscal 2003, partially offset by the charge of $185 million for store closings in fiscal 2002. For a comprehensive discussion see
Note 6 in Item 8 of this Form 10-K.

DISCONTINUED OPERATIONS

     During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, the Predecessor Company closed 316 and 283 stores, respectively. Of the total store closings 121 met the criteria for discontinued operations. For a comprehensive discussion see Note 4 in Item 8 of this Form 10-K.

     Of the 599 stores that were closed in fiscal years 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively. For fiscal 2002, total sales, gross margin and SG&A for the 478 closed stores that were reported in continuing operations were $4,946 million, $890 million and $1,016 million, respectively. For fiscal 2001, total sales, gross margin and SG&A for the 478 stores that were reported in continuing operations were $7,260 million, $1,157 million and $1,453 million, respectively.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments is aggregated in the following tables.

                                                               PAYMENTS DUE BY PERIOD
                                                    ---------------------------------------------
                                                             WITHIN 1    2-3      4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                             TOTAL      YEAR     YEARS    YEARS     YEARS
-----------------------                             ------   --------   ------   ------   -------
(DOLLARS IN MILLIONS)
Operating leases..................................  $4,709    $  454    $  827   $  698   $2,730
Purchase obligations..............................   1,229     1,203        26       --       --
Capital lease obligations.........................     991       128       205      154      504
Royalty license fees..............................     815       112       172      167      364
Pension obligations...............................     736       152       388      196       --
Long-term debt....................................     107         4        68       10       25
                                                    ------    ------    ------   ------   ------
Total contractual cash obligations................  $8,587    $2,053    $1,686   $1,225   $3,623
                                                    ======    ======    ======   ======   ======

                                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                    ---------------------------------------------
                                                             WITHIN 1    2-3      4-5     AFTER 5
OTHER COMMERCIAL COMMITMENTS                        TOTAL      YEAR     YEARS    YEARS     YEARS
----------------------------                        ------   --------   ------   ------   -------
(DOLLARS IN MILLIONS)
Standby letters of credit.........................  $  324    $  324    $   --   $   --   $   --
Trade letters of credit...........................      96        96        --       --       --
                                                    ------    ------    ------   ------   ------
Total commercial commitments......................  $  420    $  420    $   --   $   --   $   --
                                                    ======    ======    ======   ======   ======

     Purchase obligations consist of services and goods the Company is committed to purchasing in the ordinary course of business, primarily merchandise inventories. Purchase obligations do not include contracts the Company can terminate without cause, on 30 to 60 days notice, with little or no penalty to the Company.

     Pension obligations do not consider pending legislation that would serve to delay significant funding requirements until fiscal 2006. Such obligations may increase or decrease based on actual returns on assets previously contributed to the pension plan.

OTHER MATTERS

     Lawsuits, Investigations and Other Contingent Liabilities

     We are a party to claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by the Successor Company upon emergence from Chapter 11 or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts. For a comprehensive discussion see Note 21 in
Item 8 of this Form 10-K.

     Other

     On March 2, 2004, Footstar, Inc. ("FTS") and its direct and indirect subsidiaries, including the Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of FTS, substantially all of which are 49% owned by Kmart and 51% owned by FTS. The Meldisco subsidiaries lease space in our stores and operate our footwear departments. We have a master agreement with FTS which provides the Meldisco subsidiaries with a non-transferable, exclusive right and license to operate our footwear departments.

     Pursuant to this bankruptcy, FTS may assume or reject our agreement at any time.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The impact (if any) of the FTS bankruptcy filing, including potential business interruption, on our future financial results will depend upon whether FTS assumes or rejects our agreement and upon the success of FTS reorganization. At the time of our filing, FTS has not filed its plan of reorganization with the bankruptcy court. If FTS assumes our agreement and obtains bankruptcy court approval of its plan of reorganization, then it is likely that our future financial results will not be impacted. If, however, FTS rejects our agreement or, to the contrary, assumes our agreement but fails to obtain bankruptcy court approval of a plan of reorganization, then we will pursue alternative arrangements including directly sourcing footwear merchandise.

     On August 6, 2003, we announced the launch of the Thalia Sodi Collection. The Collection captures the personal style and attitude of the Hispanic actress and singer, Thalia Sodi, and her culture. It includes branded apparel for women and girls, as well as footwear, accessories, jewelry, intimates, hosiery and bed and bath products. The Thalia Sodi Collection is available in 335 Kmart stores including those in the New York City, Los Angeles, San Francisco, Miami, Denver, Las Vegas, Phoenix, San Diego, Chicago and Puerto Rico areas. Sales of the Thalia Sodi Collection were $17 million and $8 million for the 39-weeks ended January 28, 2004 and 13-weeks ended April 30, 2003, respectively.

     On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. She was convicted on March 5, 2004 of conspiracy, obstruction of justice and two counts of making false statements to federal investigators. Sentencing in the matter is currently scheduled for June 17, 2004. The Martha Stewart Everyday brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Ms. Stewart has resigned her positions as Chairman, Chief Executive Officer and Chief Creative Officer of Martha Stewart Living Omnimedia, Inc., and her seat on the company's Board of Directors. She will assume the position of Founding Editorial Director. To date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart Everyday brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart Everyday brand products.

     On February 11, 2004, the Company filed a suit against MSO IP Holdings, Inc. ("MSO"), a subsidiary of Martha Stewart Living Omnimedia, Inc., pertaining to the License Agreement between MSO and Kmart Corporation (the "Agreement"). The Agreement was assumed by the Company as part of its Chapter 11 proceedings, on March 20, 2002. Two contractual interpretation issues are in dispute. The first issue involves the royalty structure of the Agreement whereby Kmart must pay to MSO certain "royalties based on Sales...at the royalty rates set forth" in Schedules attached to and incorporated into the Agreement. In Section V(2), the Agreement sets forth "certain guaranteed royalty amounts as of each January 31" for each of four product categories (Home, Garden, Houseware, and Seasonal), as well as a guaranteed royalty amount in the aggregate. After Kmart calculates and pays MSO royalties based on sales of relevant products, Kmart is obligated to determine whether there are any shortfalls in achieving the minimum guaranteed royalties set forth in Schedule V(2). Kmart must then pay any shortfall to MSO. However, instead of accepting from Kmart the difference between royalties on sales and the Aggregate minimum royalty (which includes the shortfall from the guaranteed royalties on the Product categories), MSO has demanded that Kmart pay it the shortfall on the aggregate minimum royalty added to any shortfall from the guaranteed royalties in each of the product categories. This would cost the Company approximately $4 million in additional royalties for fiscal 2003. In addition, MSO is demanding that Kmart incur annual advertising expenditures in Martha Stewart Living media properties far in excess of those that the Agreement contemplates. The complaint alleges breach of the covenant of good faith and fair dealing and seeks declaratory relief on the two contractual interpretation issues.

     The Capital One and Capital Factors lawsuits, each more fully described in
Note 21 in Item 8 of this Form 10-K, together have the potential to have a material favorable effect on our financial statements. At the current time, the ultimate amount of recovery on each of these matters cannot be determined and any individual recovery may not have a material effect on our financial statements.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     In March 2002, the Court issued an order providing for the continuation of the Predecessor Company's existing surety bond coverage, which permitted the Predecessor Company to self-insure its workers' compensation programs in various states. Discussions have been ongoing with the issuers of pre-petition surety bonds regarding the further continuation of the bonds. To date, we have reached agreement with Liberty Mutual, historically the Predecessor Company's largest provider of surety bonds, on the terms and conditions of a 2 to 2 1/2 year continuation of their bonds. We are continuing our discussions with the remaining issuers of pre-petition surety bonds. If negotiations with remaining providers prove unsuccessful and the applicable surety bonds were to be cancelled, the Company could lose its self-insured status in the states covered by those surety bonds and be required to pursue alternative workers' compensation insurance programs in the affected states. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security, (ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) participating in state-assigned risk and/or state fund insurance programs. We do not expect that any such alternative programs would result in additional costs having a material adverse effect on our financial position or results of operations.

STORE ACTIVITY

     Due primarily to the closure of 316 stores in fiscal 2003, we ended the year with a 17% decrease in our number of stores, from 1,829 at the end of fiscal 2002 compared to 1,511 at the end of fiscal 2003. The fiscal 2003 closures included 261 Kmart discount stores and 57 Kmart Supercenters in 45 states. In addition, leases on 2 stores expired during fiscal 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As required by SOP 90-7, the Company had to adopt, upon emergence from Chapter 11, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 149 effective April 30, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. As required by SOP 90-7, the Company had to adopt, upon emergence from Chapter 11, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 150 effective April 30, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

     In December 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor', by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). According to EITF 03-10, manufacturers' coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF 02-16. The provisions of the consensus will be applicable to Kmart for new and modified arrangements we enter into in fiscal 2004. We do not anticipate any impact upon adoption of EITF 03-10 as Kmart's current accounting for manufacturers' coupons conforms to this requirement.

     In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132(R)"). SFAS No. 132(R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003 in this Annual Report on Form 10-K. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


     We have reviewed all new applicable guidance and do not deem any other standards to have a significant effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 28, 2004, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to our Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is submitted pursuant to the requirements of Item 8:

                                                                          PAGE
                                                                          ----
Consolidated Statements of Operations
Successor Company   --  for the 39-weeks ended January 28, 2004
Predecessor Company -- for the 13-weeks ended April 30, 2003
  and Years Ended January 29, 2003 and January 30, 2002............        23

Consolidated Balance Sheets
Successor Company   -- as of January 28, 2004
Successor Company   -- as of April 30, 2003
Predecessor Company -- as of January 29, 2003......................        24

Consolidated Statements of Cash Flows
Successor Company   -- for the 39-weeks ended January 28, 2004
Predecessor Company -- for the 13-weeks ended April 30, 2003
  and Years Ended January 29, 2003 and January 30, 2002............        25

Consolidated Statements of Shareholders' Equity (Deficit)
Successor Company   -- for the 39-weeks ended January 28, 2004
Predecessor Company -- for the 13-weeks ended April 30, 2003
  and Years Ended January 29, 2003 and January 30, 2002............        26

Notes to Consolidated Financial Statements.........................        27

Schedule II -- Valuation and Qualifying Accounts...................        61

Reports of Independent Accountants.................................        63

                           KMART HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                SUCCESSOR
                                                 COMPANY                   PREDECESSOR COMPANY
                                             ----------------   ------------------------------------------
                                              39-WEEKS ENDED    13-WEEKS ENDED   FISCAL YEAR   FISCAL YEAR
                                             JANUARY 28, 2004   APRIL 30, 2003      2002          2001
                                             ----------------   --------------   -----------   -----------
Sales......................................      $17,072            $6,181         $29,352       $34,180
Cost of sales, buying and occupancy........       13,084             4,762          24,842        28,193
                                                 -------            ------         -------       -------
Gross margin...............................        3,988             1,419           4,510         5,987
Selling, general and administrative
  expenses.................................        3,577             1,421           6,242         7,177
Restructuring, impairment and other
  charges..................................           --                37             574           947
Net (gains) losses on sales of assets......          (89)               --               5             9
Equity income in unconsolidated
  subsidiaries.............................           (5)               (7)            (34)           --
                                                 -------            ------         -------       -------
Income (loss) before interest expense,
  reorganization items, income taxes and
  discontinued operations..................          505               (32)         (2,277)       (2,146)
Interest expense, net......................          105                57             155           344
Reorganization items, net..................           --               769             363          (183)
                                                 -------            ------         -------       -------
Income (loss) before income taxes and
  discontinued operations..................          400              (858)         (2,795)       (2,307)
Provision for (benefit from) income
  taxes....................................          152                (6)            (24)           --
Dividends on convertible preferred
  securities of subsidiary trust...........           --                --              --            70
                                                 -------            ------         -------       -------
Income (loss) before discontinued
  operations...............................          248              (852)         (2,771)       (2,377)
Discontinued operations (net of income
  taxes of $0).............................           --               (10)           (448)          (69)
                                                 -------            ------         -------       -------
Net income (loss)..........................      $   248            $ (862)        $(3,219)      $(2,446)
                                                 =======            ======         =======       =======
Basic income (loss) per common share before
  discontinued operations..................      $  2.77            $(1.63)        $ (5.47)      $ (4.81)
Discontinued operations....................           --             (0.02)          (0.89)        (0.14)
                                                 -------            ------         -------       -------
Basic net income (loss) per common share...      $  2.77            $(1.65)        $ (6.36)      $ (4.95)
                                                 =======            ======         =======       =======
Diluted income (loss) per common share
  before discontinued operations...........      $  2.52            $(1.63)        $ (5.47)      $ (4.81)
Discontinued operations....................           --             (0.02)          (0.89)        (0.14)
                                                 -------            ------         -------       -------
Diluted net income (loss) per common
  share....................................      $  2.52            $(1.65)        $ (6.36)      $ (4.95)
                                                 =======            ======         =======       =======
Basic weighted average shares (millions)...         89.6             522.7           506.4         494.1
Diluted weighted average shares
  (millions)...............................         99.3             522.7           506.4         494.1

          See accompanying Notes to Consolidated Financial Statements

                           KMART HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                                                          PREDECESSOR
                                                                  SUCCESSOR COMPANY         COMPANY
                                                              -------------------------   ------------
                                                              JANUARY 28,    APRIL 30,    JANUARY 29,
                                                                  2004          2003          2003
                                                              ------------   ----------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................     $2,088        $1,232       $   613
  Merchandise inventories...................................      3,238         4,431         4,825
  Accounts receivable.......................................        301           382           473
  Other current assets......................................        184           509           191
                                                                 ------        ------       -------
TOTAL CURRENT ASSETS........................................      5,811         6,554         6,102
  Property and equipment, net...............................        153            10         4,892
  Other assets and deferred charges.........................        120            96           244
                                                                 ------        ------       -------
TOTAL ASSETS................................................     $6,084        $6,660       $11,238
                                                                 ======        ======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Mortgages payable due within one year.....................     $    4        $    8       $    --
  Accounts payable..........................................        820         1,160         1,248
  Accrued payroll and other liabilities.....................        671         1,321           710
  Taxes other than income taxes.............................        281           274           162
                                                                 ------        ------       -------
TOTAL CURRENT LIABILITIES...................................      1,776         2,763         2,120
                                                                 ------        ------       -------
LONG-TERM LIABILITIES
  Long-term debt and mortgages payable......................        103           108            --
  Capital lease obligations.................................        374           415           623
  Pension obligation........................................        873           854            --
  Unfavorable operating leases..............................        342           344            --
  Other long-term liabilities...............................        424           463           181
                                                                 ------        ------       -------
TOTAL LONG-TERM LIABILITIES.................................      2,116         2,184           804
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................      3,892         4,947         2,924
LIABILITIES SUBJECT TO COMPROMISE...........................         --            --         7,969
Predecessor Company obligated mandatorily redeemable
  convertible preferred securities..........................         --            --           646
SHAREHOLDERS' EQUITY (DEFICIT)
  Successor Company preferred stock 20,000,000 shares
     authorized; no shares outstanding......................         --            --            --
  Predecessor Company common stock $1 par value,
     1,500,000,000 shares authorized; 519,123,988 shares
     issued and outstanding.................................         --            --           519
  Successor Company common stock $0.01 par value,
     500,000,000 shares authorized; 89,633,760 and
     89,677,509 shares issued, respectively.................          1             1            --
  Treasury stock, at cost...................................         (1)           --            --
  Capital in excess of par value............................      1,943         1,712         1,922
  Retained earnings (Accumulated deficit)...................        248            --        (1,835)
  Accumulated other comprehensive income (loss).............          1            --          (907)
                                                                 ------        ------       -------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)........................      2,192         1,713          (301)
                                                                 ------        ------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)........     $6,084        $6,660       $11,238
                                                                 ======        ======       =======

          See accompanying Notes to Consolidated Financial Statements

                           KMART HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                      SUCCESSOR                  PREDECESSOR COMPANY
                                                       COMPANY        ------------------------------------------
                                                   ----------------      13-WEEKS
                                                    39-WEEKS ENDED        ENDED        FISCAL YEAR   FISCAL YEAR
                                                   JANUARY 28, 2004   APRIL 30, 2003      2002          2001
                                                   ----------------   --------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..............................       $  248            $ (862)        $(3,219)      $(2,446)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Restructuring, impairments and other
       charges...................................           --                44           2,036         1,095
    Reorganization items, net....................           --               769             363          (183)
    Depreciation and amortization................           31               177             737           824
    Net (gains) losses on sales of assets........          (89)               --               5             9
    Equity income in unconsolidated
       subsidiaries..............................           (5)               (7)            (34)           --
  Dividends received from Meldisco...............           --                36              45            51
  Cash used for store closings and other
    charges......................................          (15)              (64)           (134)         (230)
  Cash used for payments of exit costs and other
    reorganization items.........................         (481)              (19)           (135)           (6)
  Change in:
    Merchandise inventories......................        1,193               480            (168)          560
    Accounts payable.............................         (340)             (117)            401         1,046
    Deferred income taxes and taxes payable......          (60)              (16)             23           (55)
    Other assets.................................          110               123             101           237
    Other liabilities............................          144                32              67           (23)
                                                        ------            ------         -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES........          736               576              88           879
                                                        ------            ------         -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment...          182                64              29            42
  Capital expenditures...........................         (108)               (4)           (252)       (1,385)
  Investment in BlueLight.com....................           --                --              --           (45)
                                                        ------            ------         -------       -------
NET CASH PROVIDED BY (USED FOR) INVESTING
  ACTIVITIES.....................................           74                60            (223)       (1,388)
                                                        ------            ------         -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt...............................          (37)               (1)            (31)         (320)
  Purchase of treasury stock.....................           (4)               --              --            --
  Debt issuance costs............................          (48)               --             (42)          (49)
  Payments on capital lease obligations..........          (75)              (16)            (94)          (86)
  Fees paid to Plan Investors....................          (13)               --              --            --
  Proceeds from issuance of debt.................           83                --              --         1,494
  Issuance of common shares......................          140                --              --            --
  Net (payments) proceeds from DIP Credit
    Facility.....................................           --                --            (330)          330
  Payments of dividends on preferred securities
    of subsidiary trust..........................           --                --              --           (72)
  Issuance of Predecessor Company common
    shares.......................................           --                --              --            56
                                                        ------            ------         -------       -------
NET CASH PROVIDED BY (USED FOR) FINANCING
  ACTIVITIES.....................................           46               (17)           (497)        1,353
                                                        ------            ------         -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS..........          856               619            (632)          844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...        1,232               613           1,245           401
                                                        ------            ------         -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........       $2,088            $1,232         $   613       $ 1,245
                                                        ======            ======         =======       =======

          See accompanying Notes to Consolidated Financial Statements

                           KMART HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (DOLLARS AND SHARES IN MILLIONS)


                                                                                                       ACCUMULATED
                                                                            CAPITAL      RETAINED         OTHER
                                                                           IN EXCESS    EARNINGS/     COMPREHENSIVE
                                            NUMBER     COMMON   TREASURY    OF PAR     (ACCUMULATED      INCOME
                                           OF SHARES   STOCK     STOCK       VALUE       DEFICIT)        (LOSS)        TOTAL
                                           ---------   ------   --------   ---------   ------------   -------------   -------
BALANCE AT JANUARY 31, 2001 --
  PREDECESSOR COMPANY....................     487      $ 487     $  --      $ 1,578      $ 3,830          $ (13)      $ 5,882
Comprehensive Loss
  Net loss...............................      --         --        --           --       (2,446)            --        (2,446)
  Additional minimum pension liability
    adjustment...........................      --         --        --           --           --           (339)         (339)
                                                                                                                      -------
TOTAL COMPREHENSIVE LOSS.................                                                                              (2,785)
Shares issued to employee benefit
  plans..................................       9          9        --           44           --             --            53
Shares issued for stock option plans.....       1          1        --            9           --             --            10
Shares issued to acquire BlueLight.com...       6          6        --           63           --             --            69
Other....................................      --         --        --            1           --             --             1
                                             ----      -----     -----      -------      -------          -----       -------
BALANCE AT JANUARY 30, 2002 --
  PREDECESSOR COMPANY....................     503        503        --        1,695        1,384           (352)        3,230
Comprehensive Loss
  Net loss...............................      --         --        --           --       (3,219)            --        (3,219)
  Additional minimum pension liability
    adjustment...........................      --         --        --           --           --           (554)         (554)
  Market value adjustment for
    investments..........................      --         --        --           --           --             (1)           (1)
                                                                                                                      -------
TOTAL COMPREHENSIVE LOSS.................                                                                              (3,774)
Conversion of preferred securities.......      17         17        --          227           --             --           244
Cancellation of restricted stock.........      (1)        (1)       --           --           --             --            (1)
                                             ----      -----     -----      -------      -------          -----       -------
BALANCE AT JANUARY 29, 2003 --
  PREDECESSOR COMPANY....................     519        519        --        1,922       (1,835)          (907)         (301)
Comprehensive Loss
  Net loss excluding Plan of
    Reorganization and Fresh-Start
    Accounting Adjustments...............      --         --        --           --         (855)            --          (855)
                                                                                                                      -------
TOTAL COMPREHENSIVE LOSS.................                                                                                (855)
Conversion of preferred securities.......      18         18        --          241           --             --           259
                                             ----      -----     -----      -------      -------          -----       -------
BALANCE PRIOR TO APPLICATION OF
  FRESH-START ACCOUNTING.................     537        537        --        2,163       (2,690)          (907)         (897)
Adjust pension plan to fair market
  value..................................                                                                   (94)          (94)
Cancellation of Predecessor Company
  equity and application of Fresh-Start
  accounting.............................    (537)      (537)       --       (2,163)       2,690          1,001           991
Capitalization of Successor Company......      90          1        --        1,712           --             --         1,713
                                             ----      -----     -----      -------      -------          -----       -------
BALANCE AT APRIL 30, 2003 -- SUCCESSOR
  COMPANY................................      90          1        --        1,712           --             --         1,713
Comprehensive Income
  Net income.............................      --         --        --           --          248             --           248
  Market value adjustment for
    investments..........................      --         --        --           --           --              1             1
                                                                                                                      -------
TOTAL COMPREHENSIVE INCOME...............                                                                                 249
Issuance of restricted stock.............      --         --         3           (3)          --             --            --
Pre-petition tax settlements/valuation
  reserve adjustments....................      --         --        --          233           --             --           233
Purchase of treasury stock...............      --         --        (4)          --           --             --            (4)
Other....................................      --         --        --            1           --             --             1
                                             ----      -----     -----      -------      -------          -----       -------
BALANCE AT JANUARY 28, 2004 -- SUCCESSOR
  COMPANY................................      90      $   1     $  (1)     $ 1,943      $   248          $   1       $ 2,192
                                             ====      =====     =====      =======      =======          =====       =======

          See accompanying Notes to Consolidated Financial Statements

                           KMART HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION

  CONFIRMATION OF PLAN OF REORGANIZATION

     On May 6, 2003 (the "Effective Date") Kmart Corporation (the "Predecessor Company") emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") pursuant to the terms of the Plan of Reorganization (as hereinafter defined). The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a wholly-owned subsidiary of a newly-created holding company, Kmart Holding Corporation ("Kmart" "we," "us" or "our" or the "Successor Company"). Kmart is the nation's third largest discount retailer.

     On January 22, 2002 ("Petition Date"), the Predecessor Company and 37 of its U.S. Subsidiaries (collectively "the Debtors") filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). During the reorganization proceedings, the Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors' committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003 ("Confirmation Date").

     In connection with emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 -- Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Annual Report on Form 10-K, references to the 13-weeks ended April 30, 2003 and prior periods refer to the Predecessor Company.

  PLAN INVESTORS

     At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. The term of the Note was extended two years to May 2006 by notice given in December 2003, consistent with the terms of the agreement. With respect to the Note, the principal is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million new shares of common stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement").

     Each of the Plan Investors is represented on our Board of Directors.

                           KMART HOLDING CORPORATION

  DISCHARGE OF LIABILITIES

     On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. New common stock of the Successor Company was issued in satisfaction of certain of those claims. The new securities of the Successor Company issued on the Effective Date pursuant to the Plan of Reorganization and related transactions, consisted of 89,677,509 shares of Common Stock and options to purchase 8,324,883 shares of Common Stock of which, 151,738 options to purchase such shares were cancelled during the third quarter of fiscal 2003. All of the shares of Common Stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 14 million shares issued to affiliates of ESL and to Third Avenue in exchange for $127 million, net of $13 million of commitment fees and Plan Investor expenses. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of
Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust ("Creditor Trust") was established for the benefit of the Predecessor Company's pre-petition creditors and equity holders, and to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations. The following table outlines the discharge of the Predecessor Company's Liabilities subject to compromise pursuant to the Plan of
Reorganization:

TYPE OF CLAIM/SECURITY                          TREATMENT UNDER THE PLAN OF REORGANIZATION
----------------------                          ------------------------------------------
Class 1 -- Secured Claims....................   100% cash recovery.

Class 3 -- Pre-petition Lender Claims........   Issued 18,723,775 shares of Common Stock and
                                                cash recovery of $243 million.

Class 4 -- Pre-petition Note Claims..........   Issued 25,008,573 shares of Common Stock.
                                                Holders may also receive, as described below,
                                                recoveries under the Creditor Trust.

Class 5 -- Trade Vendor and Lease Rejection
  Claims over $30,000........................   Issued 31,945,161 shares of Common Stock.
                                                Holders may also receive, as described below,
                                                recoveries under the Creditor Trust.

Class 6 -- Other Unsecured Claims over
  $30,000....................................   Claim holders will receive their pro-rata
                                                share of the "Other Unsecured Claims Cash
                                                Payment" on the third anniversary of the
                                                effective date of the Plan of Reorganization.
                                                In addition, the holder of any Other
                                                Unsecured claim may elect to be treated, in
                                                lieu of payment, as a Trade Vendor/ Lease
                                                Rejection claim holder. Holders may also
                                                receive, as described below, recoveries under
                                                the Creditor Trust.

Class 7 -- General Unsecured Convenience
  Claims less than or equal to $30,000.......   Recovery to be paid in cash equal to 6.25% of
                                                allowed claims or $1,875 if the amount of
                                                such allowed claims is greater than $30,000
                                                and the holder of such claim has made the
                                                convenience claim election. In addition, the
                                                holder of any General Unsecured Convenience
                                                Claim that would otherwise constitute a Trade
                                                Vendor/Lease Rejection claim may elect to be
                                                treated, in lieu of payment, as a Trade
                                                Vendor/Lease Rejection claim holder.

                           KMART HOLDING CORPORATION

TYPE OF CLAIM/SECURITY                          TREATMENT UNDER THE PLAN OF REORGANIZATION
----------------------                          ------------------------------------------
Class 8 -- Trust Preferred Obligations.......   These obligations were cancelled upon
                                                emergence. Holders may receive, as described
                                                below, recoveries under the Creditor Trust.

Class 10 -- Subordinated Security Claims.....   Those who held common stock of the
                                                Predecessor Company may receive their
                                                pro-rata share of up to 2.5% of the
                                                recoveries under the Creditor Trust.

Class 11 -- Existing Common Stock............   The Predecessor Company's stock was cancelled
                                                upon emergence. Holders, together with those
                                                who hold Subordinated Security Claims, may
                                                receive their pro-rata share of up to 2.5% of
                                                the recoveries under the Creditor Trust.

Class 12 -- Other Interests..................   Cancelled -- no recovery.

     Holders of Pre-petition Note Claims, Trade Vendor and Lease Rejection Claims over $30,000, Other Unsecured Claims over $30,000 and Trust Preferred Obligations will receive their pro-rata share of recoveries in the Creditor Trust (excluding up to 2.5% of such recoveries, which may be payable to holders of Subordinated Securities Claims and Predecessor Company's Common Stock).

     In addition to the classes described above, the Plan of Reorganization allows for two additional classes of claims, Class 2 -- Other Priority Claims and Class 9 -- Intercompany Claims. The Class 2 claims are primarily claims held by current and former employees for unpaid wages, salaries, bonuses, severance pay, vacation pay and other unpaid employee benefits. We believe we have paid all such valid and otherwise allowable amounts, and therefore, there should be no significant amount of such claims, if any, that remain unpaid. The Class 9 claims are claims by one or more of Kmart and its affiliates against other Kmart affiliates regarding various matters. Kmart elected to eliminate these intercompany claims during the fourth quarter of fiscal 2003.

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

  TRADE VENDORS LIEN PROGRAM

     On May 6, 2003, the post-emergence Trade Vendors' Lien Program became effective. Under this program, certain vendors were granted mortgages on specified unencumbered owned and operated real properties (the "Trade Vendor Lien"). The Trade Vendor Lien expires by its terms on May 6, 2005, and may be terminated at the sole discretion of Kmart on or after May 6, 2004. On December 30, 2003, we gave notice of our intent to terminate the program effective May 6, 2004.

  CLAIMS RESOLUTION

     We continue to make progress in the reconciliation and settlement of the various classes of claims. On May 30, 2003, the Bankruptcy Court confirmed and established May 6, 2003 as the record date for purposes of establishing the persons that are claimholders of record to receive distributions in accordance with the terms of the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 13.3 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $2.4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date it is premature to estimate with any degree of accuracy the ultimate allowed

                           KMART HOLDING CORPORATION
amount of such claims for each class of claims under the Plan of Reorganization. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

     The amount of each quarterly distribution will depend on the amount of the claims allowed and the reserve established for disputed claims, in either instance as of the respective distribution date. The next scheduled distribution under the Plan of Reorganization is expected to commence on or about April 1, 2004. In January 2004, we reduced the distribution reserve significantly, resulting in the distribution of approximately 3 million additional shares to claimants who had previously received shares for allowed claims.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Kmart operates discount department stores located in 49 states, Puerto Rico, the U.S. Virgin Islands, and Guam. We have one operating segment that comprises our retail business.

     Basis of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

     Cash: Cash and cash equivalents include money market funds and all highly-liquid investments with maturities of three months or less. Included are temporary investments of $1.9 billion, $981 million and $323 million and receivables for credit card sales transactions of $30 million, $47 million and $41 million, at January 28, 2004, April 30, 2003 and January 29, 2003, respectively. Also included in cash and cash equivalents is $5 million of restricted cash at April 30, 2003 and January 29, 2003.

     Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market, primarily under the retail inventory accounting method using the first-in, first-out (FIFO) basis. The Predecessor Company method of accounting for merchandise inventories was the last-in, first-out (LIFO) method. In connection with Fresh-Start accounting, we have elected the FIFO method of accounting for merchandise inventories. We believe that this change provides a better matching of expenses and revenues given falling product costs that have resulted in the value of merchandise inventories under the LIFO method approximating replacement cost on a FIFO basis. As part of the provisions of Fresh-Start accounting, we did not restate our financial statements for prior periods for the change in accounting method.

     At January 29, 2003 the LIFO method was used to determine the cost for $4,730 million of $4,825 million of merchandise inventories, which was $190 million lower than the amount that would have been reported under the FIFO method. As required by SOP 90-7, inventories at April 30, 2003 were stated at fair value. The Predecessor Company recorded a LIFO credit of $25 million and $79 million to decrease the LIFO reserve in the 13-weeks ended April, 30, 2003 and fiscal 2002, respectively. A charge of $75 million was recorded in fiscal 2001 to increase the LIFO reserve.

     Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $78 million, $80 million and $67 million as of January 28, 2004, April 30, 2003 and January 29, 2003, respectively.

     Property and Equipment: Property and equipment are recorded at cost. Additions and betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred. In conjunction with Fresh-Start accounting, our property and equipment at April 30, 2003 was adjusted to fair value. See Note 3 -- Fresh-Start Accounting.

                           KMART HOLDING CORPORATION

     Long-lived Assets: Long-lived assets consist primarily of land, buildings, furniture, fixtures and equipment and leasehold improvements. It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store-level basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset groups' carrying value over the estimated remaining useful life of the store. Impairment is measured as the difference between carrying value and fair market value. Fair market value is based on appraised value or estimated sales values of similar assets in recent transactions. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.

     Capitalized Software Costs: Costs associated with the acquisition or development of software for internal use are capitalized and amortized using the straight-line method over the expected useful life of the software, which ranges from 3 to 7 years.

     Depreciation and Amortization: Depreciation and amortization, including depreciation of property held under capital leases, are computed based upon the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 25 to 50 years for buildings, 5 to 25 years for leasehold improvements, 3 to 20 years for furniture, fixtures and equipment, and 3 to 7 years for computer systems and computer equipment.

     Credit Risk: Financial instruments which potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. We perform ongoing credit evaluations of our customers' financial condition and generally, require no collateral from our customers.

     Financial Instruments: Cash and cash equivalents, accounts receivable, trade accounts payable, credit facilities and accrued liabilities are reflected in our financial statements at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt and other financial instruments is discussed in Note 10 -- Long-Term Debt and Mortgages Payable.

     Derivative Instruments and Hedging Activities: We do not engage in hedging transactions or invest in derivative instruments.

     Self-insurance: We self-insure or retain a portion of the exposure for losses related to workers compensation, health care benefits and general liability costs. It is our policy to record our self-insurance reserves, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.

     Revenue Recognition: We recognize revenue from the sale of merchandise at the time the merchandise is sold, net of anticipated returns. We defer the recognition of layaway sales and profit until the period the merchandise is delivered to the customer. Our deferred revenue is recorded in Accrued payroll and other liabilities in the accompanying Consolidated Balance Sheets.

     Vendor Rebates and Allowances: Payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the merchandise inventories when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to Cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. Upon the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in the fourth quarter of fiscal 2002, we

                           KMART HOLDING CORPORATION
began classifying co-op advertising credits as a reduction to Cost of sales, buying and occupancy. Prior to the adoption of EITF 02-16, these costs were classified as a reduction to advertising expense in Selling, general and administrative expenses ("SG&A").

     Pre-Opening Costs: The costs of start-up activities are expensed in the period in which they occur.

     Advertising Costs: Advertising costs are expensed as incurred and amounted to $429 million, $182 million, $625 million and $623 million for the 39-week period ended January 28, 2004, the 13-week period ended April 30, 2003, and fiscal years 2002 and 2001, respectively. These costs are included in SG&A in the accompanying Consolidated Statements of Operations. Advertising costs are net of co-op recoveries from vendors of $276 million and $427 million for 2002 and 2001, respectively. Fiscal 2003 co-op recoveries are classified in Cost of sales, buying & occupancy in accordance with EITF 02-16 as noted above.

     Income Taxes: Deferred income taxes are provided for temporary differences between financial statement and taxable income. We accrue U.S. and foreign taxes payable on our pro rata share of the earnings of subsidiaries, except with respect to earnings that are intended to be permanently reinvested, or expected to be distributed free of additional tax by operation of relevant statutes currently in effect, and by utilization of available tax credits and deductions. The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," ("SFAS No.109"), as realization of such assets in future years was uncertain. Adequacy of the valuation allowance is reevaluated periodically based on the expected timing of utilization of the related assets and the likelihood of future taxable income. See Note 17 -- Income Taxes.

     Stock-based Compensation: In the second quarter, we voluntarily elected to account for stock-based compensation using the fair value method on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). The impact of the election was not material to the results of operations for any period presented. During the second quarter of fiscal 2003, approximately 1.7 million options to purchase shares of common stock of the Successor Company were granted, of which 151,738 options were cancelled during the third quarter.

     Prior to the adoption of SFAS No. 148, stock options were accounted for using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations, which did not require the recognition of expense for the fair value of stock-based compensation.

     In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had the Predecessor Company applied the fair value method of accounting for stock options is as follows:

                                                                                 FISCAL YEAR
                                                       13-WEEKS ENDED     -------------------------
                                                       APRIL 30, 2003        2002          2001
                                                     ------------------   -----------   -----------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net loss, as reported..............................        $ (862)          $(3,219)      $(2,446)
Deduct: Total stock-based employee compensation
  income (expense) determined under the fair value
  based method for all awards, net of related tax
  effects..........................................            38               (14)          (55)
                                                           ------           -------       -------
Pro forma net loss.................................        $ (824)          $(3,233)      $(2,501)
                                                           ======           =======       =======
Basic/diluted loss per share:
As reported........................................        $(1.65)          $ (6.36)      $ (4.95)
                                                           ------           -------       -------
Pro forma..........................................        $(1.58)          $ (6.39)      $ (5.06)
                                                           ======           =======       =======

                           KMART HOLDING CORPORATION

     To determine these amounts, the fair value of each stock option was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions for fiscal 2001: risk-free rate of 4.84%, dividend yield of 0%, expected volatility of 0.44 and an expected life of the options of 5 years. The weighted average value of the options granted in fiscal 2001 was $3.84. No options were granted in the 13-weeks ended April 30, 2003 or fiscal 2002.

     All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

     Pro forma stock-based employee compensation income of $38 million for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

     Earnings (Loss) per share: Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of stock options, the conversion of convertible debt and the impact of restricted stock when dilutive.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding for the 39-weeks ended January 28, 2004 is as follows:

                                                               SUCCESSOR COMPANY
                                                               -----------------
                                                                39-WEEKS ENDED
                                                               JANUARY 28, 2004
                                                               -----------------
(IN MILLIONS)
Basic weighted average shares...............................         89.6
Dilutive effect of stock options............................          3.7
9% convertible note.........................................          6.0
                                                                     ----
Diluted weighted average shares.............................         99.3
                                                                     ====

     A reconciliation of net income per basic earnings per share to diluted earnings per share for the 39-weeks ended January 28, 2004 is as follows:

                                                                 SUCCESSOR COMPANY
                                                               ---------------------
                                                                  39-WEEKS ENDED
                                                                 JANUARY 28, 2004
                                                               ---------------------
(DOLLARS IN MILLIONS)
Net income available to common shareholders.................           $248
Interest on 9% convertible note, net of tax.................              2
                                                                       ----
Income available to common shareholders with assumed
  conversions...............................................           $250
                                                                       ====

     Common stock equivalents of the Predecessor Company were excluded from the calculation of diluted earnings per share for the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001 as they were anti-dilutive. Upon emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

     Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, allowance for doubtful accounts, restructuring charges, long-lived asset impairments, self-insurance reserves, pension benefits, legal reserves, and valuation allowances on deferred income taxes. Actual amounts,

                           KMART HOLDING CORPORATION
particularly with respect to matters impacted by the proceedings under Chapter 11, could differ from those estimates.

     Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     New Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As required by SOP 90-7, the Company had to adopt, upon emergence from Chapter 11, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 149 effective April 30, 2003. There was no impact to the Company upon the adoption of SFAS No. 149.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities. As required by SOP 90-7, the Company had to adopt, upon emergence from Chapter 11, all accounting guidance that would otherwise become effective within the next twelve months. We adopted SFAS No. 150 effective April 30, 2003. We did not have any financial instruments that were classified as equity prior to the adoption of SFAS No. 150 that were required to be reclassified to liabilities.

     In December 2003, the EITF issued EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, 'Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor', by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). According to EITF 03-10, manufacturers' coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF 02-16. The provisions of the consensus will be applicable to Kmart for new and modified arrangements we enter into in fiscal 2004. We do not anticipate any impact upon adoption of EITF 03-10 as Kmart's current accounting for manufacturers' coupons conforms to this requirement.

     In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132
(R)"). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003 in this Annual Report on Form 10-K. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

     We have reviewed all new applicable guidance and do not deem any other standards to have a significant effect on the Company's financial statements.

3)  FRESH-START ACCOUNTING

  FRESH-START ADJUSTMENTS

     In accordance with Fresh-Start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented our best estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Successor Company and the final settlement amounts are recognized as they occur.

     To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and

                           KMART HOLDING CORPORATION

(iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of Kmart was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The restructuring of Kmart's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the Consolidated Statements of Operations. In addition, the excess of fair value of net assets over reorganization value ("negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing our non-current, non-financial instrument assets to $10 million as of April 30, 2003.

     As part of the provisions of SOP 90-7, we were required to adopt on April 30, 2003 all accounting guidance that was going to be effective within a twelve-month period. See Note 2 -- Summary of Significant Accounting Policies for a discussion of the impact on our financial statements of the accounting guidance we adopted.

                           KMART HOLDING CORPORATION

     The following table reflects the reorganization adjustments to the Consolidated Balance Sheet as of April 30, 2003:


                                             PREDECESSOR                                        SUCCESSOR
                                               COMPANY                                           COMPANY
                                            APRIL 30, 2003   ADJUSTMENTS   RECAPITALIZATION   APRIL 30, 2003
                                            --------------   -----------   ----------------   --------------
(DOLLARS IN MILLIONS)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............     $ 1,232         $    --         $    --            $1,232
  Merchandise inventories.................       4,446             (15)(1)          --             4,431
  Other current assets....................         528              168(1)         195 (2)           891
                                               -------         -------         -------            ------
     TOTAL CURRENT ASSETS.................       6,206             153             195             6,554
  Property and equipment, net.............       4,623          (4,613)(1)          --                10
  Other assets and deferred charges.......         212            (154)(1)          38 (2)            96
                                               -------         -------         -------            ------
TOTAL ASSETS..............................     $11,041         $(4,614)        $   233            $6,660
                                               =======         =======         =======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Long-term debt due within one year......     $    --         $    --         $     8 (2)        $    8
  Accounts payable........................       1,151              --               9 (2)         1,160
  Other current liabilities...............         915             117 (1)         563 (2)         1,595
                                               -------         -------         -------            ------
     TOTAL CURRENT LIABILITIES............       2,066             117             580             2,763
LONG-TERM LIABILITIES
  Long-term debt..........................          --              --             108 (2)           108
  Capital lease obligations...............         415              --              --               415
  Other long-term liabilities.............         174             279 (1)       1,208 (2)         1,661
                                               -------         -------         -------            ------
     TOTAL LONG-TERM LIABILITIES..........         589             279           1,316             2,184
     TOTAL LIABILITIES NOT SUBJECT TO
       COMPROMISE.........................       2,655             396           1,896             4,947
LIABILITIES SUBJECT TO COMPROMISE.........       8,896             114 (1)      (9,010)(2)            --
  Trust convertible securities............         387            (387)(1)          --                --

SHAREHOLDERS' EQUITY (DEFICIT)
  Accumulated other comprehensive
     income...............................        (907)            907 (1)          --                --
  Common stock............................         537            (537)(1)           1 (3)             1
  Other equity............................        (527)         (5,107)(1)       7,346 (4)         1,712
                                               -------         -------         -------            ------
TOTAL SHAREHOLDERS' EQUITY
       (DEFICIT)..........................        (897)         (4,737)          7,347             1,713
                                               -------         -------         -------            ------
TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT)...................     $11,041         $(4,614)        $   233            $6,660
                                               =======         =======         =======            ======

---------------

(1) To adjust assets and liabilities to fair market value ("FMV"), and reflect the write-off of the Predecessor Company's equity and the application of negative goodwill to long-lived assets.

(2) To record assumption or discharge of Liabilities subject to compromise and cash received from the Plan Investors.

(3) To record par value of new common stock of the Successor Company.

(4) To record gain on discharge of liabilities subject to compromise and additional paid-in-capital of new common stock of the Successor Company.

4)  DISCONTINUED OPERATIONS

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

     On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet certain financial requirements for ongoing operations. All the stores were closed as of June 2, 2002.

                           KMART HOLDING CORPORATION

     SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. The Company determined that it met the second criteria, as upon closure of the stores, operations ceased and the Company had no continuing involvement. To determine if cash flows had been or would be eliminated from ongoing operations, the Company evaluated a number of qualitative and quantitative factors, including: proximity to a remaining open store, physical location within a metropolitan or non-metropolitan statistical area and transferability of sales between open and closed trade areas. Based on these criteria, we identified a small number of stores closed in fiscal 2002 that met the criteria for discontinued operations; however, in management's opinion they were not considered material to our consolidated results of operations and were not separately presented. Upon closure of the 316 stores in fiscal 2003, which included a substantial exit of the state of Texas, we reevaluated the 283 stores that were closed in fiscal 2002 and the 316 stores closed in fiscal 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores identified as meeting the criteria for discontinued operations treatment for all periods presented in our Consolidated Statements of Operations, comprised of 66 of the 316 stores closed in fiscal 2003 and 55 of the 283 stores closed in fiscal 2002. The table below sets forth the components of the net loss for the discontinued operations for the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001.

                                                                          FISCAL YEAR
                                                       13-WEEKS ENDED   ---------------
                                                       APRIL 30, 2003    2002     2001
                                                       --------------   ------   ------
(DOLLARS IN MILLIONS)
Sales................................................       $232        $1,410   $1,971
Cost of sales, buying and occupancy..................        150         1,416    1,660
                                                            ----        ------   ------
Gross margin.........................................         82            (6)     311
Selling, general and administrative expenses.........         43           297      402
Restructurings, impairments and other charges........          5           165      144
Reorganization items, net............................         44            23       --
                                                            ----        ------   ------
Discontinued operations from 2002 and 2003 store
  closings...........................................        (10)         (491)    (235)
Previous discontinued operations.....................         --            43      166
                                                            ----        ------   ------
Discontinued operations, net of tax..................       $(10)       $ (448)  $  (69)
                                                            ====        ======   ======

     In connection with the Predecessor Company's bankruptcy filing, the Predecessor Company recorded primarily non-cash credits in fiscal years 2002 and 2001 of $43 million and $166 million, respectively, for the reduction of existing lease obligations for previously reported discontinued operations for owned subsidiaries, due to the rejection of such leases, to the amount of the allowed claim under the Bankruptcy Code. The fiscal 2002 amounts also include income related to the recovery of claims through the bankruptcy of the Hechinger Company.

5)  SPECIAL CHARGES

     Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. Also, in accordance with SFAS No. 144,the

                           KMART HOLDING CORPORATION

Predecessor Company recorded impairment charges in fiscal years 2002 and 2001. The effect of these actions on the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001 are summarized below.

  2002 MARKDOWNS FOR INVENTORY LIQUIDATION

     During fiscal 2002, the Predecessor Company recorded charges aggregating $1,256 million related to inventory that was liquidated at the 316 stores that were closed during the first quarter of fiscal 2003 and the 283 stores that were closed in the second quarter of fiscal 2002. Of the charge, $1,019 million is included in Cost of sales, buying and occupancy and $237 million is included in Discontinued operations in the accompanying Consolidated Statements of Operations.

     Of the charge, $779 million was recorded to write-down inventory to its estimated selling value in connection with the liquidation sales in the closing stores. During the liquidation sales for the 283 stores closed in the second quarter of fiscal 2002, the actual markdowns required to liquidate the inventory were lower than expected. As a result, a credit of $36 million was recorded to adjust the original estimate. In addition, $193 million of liquidator fees and expenses were incurred as result of the disposition of the inventory.

     The remaining $320 million was recorded as acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from the remaining open stores to the 283 closed stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, and accordingly, additional markdowns of $54 million were recorded in the second quarter of 2002 in addition to the $266 million original estimate.

  LONG-LIVED ASSET IMPAIRMENTS

     During fiscal 2002, a non-cash charge of $695 million was recorded in accordance with SFAS No. 144 for long-lived assets in the 316 closed store locations. Of the charge, $533 million is included in Restructuring, impairment and other charges and $162 million is included in Discontinued operations in the accompanying Consolidated Statements of Operations.

     During fiscal 2001, a non-cash charge of $971 million was recorded in accordance with SFAS No. 144, of which $921 million related to long-lived assets in stores, and $50 million related to capital projects that were cancelled due to capital expenditure restrictions in the Predecessor Company's DIP Credit Facility. Of the charge, $827 million is included in Restructuring, impairment and other charges and $144 million is included in Discontinued operations in the accompanying Consolidated Statements of Operations.

  CORPORATE COST REDUCTION INITIATIVES

     During fiscal 2002 and the 13-weeks ended April 30, 2003, the Predecessor Company eliminated approximately 950 positions at the corporate headquarters and positions nationally that provided corporate support. As a result of the job eliminations, a charge of $50 million was recorded in fiscal 2002, which was later reduced by $10 million in the 13-weeks ended April 30, 2003 as a result of a change in the estimated expenses. An additional $50 million was incurred related to the severance plan provisions of the Predecessor Company's KERP, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). These items are included in the line Restructuring, impairment and other charges in the accompanying Consolidated Statements of Operations.

  SUPPLY CHAIN OPERATIONS

     During fiscal 2001 the Predecessor Company announced the restructuring of certain aspects of its supply chain infrastructure and recorded a charge of $163 million. The charge consisted of $93 million for the disposal of supply chain software and hardware and other assets that were no longer utilized and $23 million for accelerated depreciation related to operating software the company anticipated replacing in its distribution

                           KMART HOLDING CORPORATION
centers. An additional $47 million was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at the distribution centers in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"). Of the charge, $88 million for asset impairments was recorded in SG&A, and the remainder of the charge is included in Cost of sales, buying and occupancy.

     An additional $9 million of accelerated depreciation was recorded in 2002 of which $7 million and $2 million were included in Cost of sales, buying and occupancy and SG&A, respectively, before the replacement initiative was suspended and the remaining net book value of assets was depreciated over the original useful lives.

     Restructuring of BlueLight.com

     During fiscal 2001, the Predecessor Company recorded a $97 million charge related to its e-commerce site, BlueLight.com (currently kmart.com), comprised of $41 million for the impairment of the investment in BlueLight.com, $51 million for the restructuring of the e-commerce business and $5 million of severance benefits to 114 employees at the BlueLight.com headquarters. The results of BlueLight.com's operations have been fully consolidated in the financial statements commencing July 31, 2001, when the remaining 40% interest in BlueLight.com was acquired.

     In fiscal 2002, the Predecessor Company reduced the reserves established for BlueLight.com contract terminations by $6 million based on revised estimates for the remaining obligations. All charges related to the impairment of the investment and restructuring of BlueLight.com are included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations.

  OTHER

     Employee Severance and VERP

     During fiscal 2001, the Predecessor Company's workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment totaled $23 million, which is included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations.

     Accelerated Depreciation

     The Predecessor Company recorded $52 million and $30 million during the 13-weeks ended April, 30, 2003 and fiscal 2002, respectively, for accelerated depreciation on unimpaired assets to be disposed of following the 316 and 283 store closings. The $30 million recorded in fiscal 2002 is included in the line Cost of sales, buying and occupancy in the Consolidated Statements of Operations. Of the $52 million recorded in the 13-weeks ended April 30, 2003, $47 million is included in Restructurings, impairments and other charges and $5 million is included in Discontinued operations in the Consolidated Statements of Operations.

  RESERVE ACTIVITY

     As a result of the decision to close the 316 stores, the Predecessor Company recorded a charge of $214 million in the first quarter of fiscal 2003 for lease terminations and other costs, of which $56 million is included in Discontinued operations and the remaining $158 million is included in Reorganization items, net in the Consolidated Statements of Operations. In addition, the Predecessor Company reclassified $181 million of capital lease obligations to the closed store reserve. The reserve for estimated costs was recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

                           KMART HOLDING CORPORATION

     As a result of the decision to close the 283 stores, the Predecessor Company recorded net charges of $207 million during fiscal 2002, of which $22 million is included in Discontinued operations and the remaining $185 million is included in Reorganization items, net in the Consolidated Statements of Operations. In addition, the Predecessor Company reclassified $144 million of capital lease obligations to the closed store reserve. The reserve for estimated costs was recorded in accordance with EITF 94-3.

     As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 1 -- Emergence from Chapter 11 Bankruptcy Protection for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization.

     The following table provides information regarding reserve activity:

                                      2003       2002        2002      2001                      2000
                                     STORE     EMPLOYEE     STORE     SUPPLY       2001        STRATEGIC
                                    CLOSINGS   SEVERANCE   CLOSINGS   CHAIN    BLUELIGHT.COM    ACTIONS
                                    --------   ---------   --------   ------   -------------   ---------
(DOLLARS IN MILLIONS)
Balance as of January 30, 2002....    $ --       $ --        $ --      $11          $18           $98
Additions charged to operations...      --        101         228        1           --            --
Reclassifications.................      --         --         140       --           --            --
                                      ----       ----        ----      ---          ---           ---
Total additions...................      --        101         368        1           --            --
Reductions:
  Cash payments:
     Lease obligations............      --         --          11       --            1             2
     Employee costs...............      --         31          --        5           --            --
     Contractual obligations......      --         --          --       --            1            --
Non-cash reductions:
  Adjustments.....................      --         --          21       --            6             1
  Pre-petition liability
     settlements..................      --          1          42        5            4            --
                                      ----       ----        ----      ---          ---           ---
Balance as of January 29, 2003....      --         69         294        2            6            95
Additions charged to operations...     214          7          --       --           --            --
Reclassifications.................     181         --          --       --           --            --
                                      ----       ----        ----      ---          ---           ---
Total additions...................     395          7          --       --           --            --
Reductions:
  Cash payments for employee
     costs........................      --         40          --       --           --            --
Non-cash reductions:
  Discharge of liabilities........     395         --         294        2            6            95
  Adjustments.....................      --         --          --       --           --            --
                                      ----       ----        ----      ---          ---           ---
Balance as of April 30, 2003......    $ --       $ 36        $ --      $--          $--           $--
                                      ====       ====        ====      ===          ===           ===

     Restructuring reserves related to the fiscal 2002 employee severance program of $36 million were assumed by the Successor Company. Payments made against this reserve were $28 million during the during the 39-week period ended January 28, 2004. In addition, we recorded non-cash reductions of $4 million to the reserve during the 39-week period ended January 28, 2004. As of January 28, 2004, the liability for the 2002 employee severance program is $4 million.

                           KMART HOLDING CORPORATION

6)  REORGANIZATION ITEMS, NET

     Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7.

                                                                          FISCAL YEAR
                                                         13-WEEKS ENDED   ------------
                                                         APRIL 30, 2003   2002   2001
                                                         --------------   ----   -----
(DOLLARS IN MILLIONS)
Gain on extinguishment of debt.........................     $(5,642)      $ --   $  --
Revaluation of assets and liabilities..................       5,642         --      --
Fleming settlement.....................................         385         --      --
Estimated claims for rejected executory contracts......         200         --      --
2003 store closings....................................         158         --      --
2002 store closings....................................          --        185      --
Other..................................................          26        178    (183)
                                                            -------       ----   -----
Reorganization items, net..............................     $   769       $363   $(183)
                                                            =======       ====   =====

     The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our Consolidated Statements of Operations for all periods presented:

  GAIN ON EXTINGUISHMENT OF DEBT/REVALUATION OF ASSETS AND LIABILITIES

     See Note 3 -- Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

  FLEMING SETTLEMENT

     On February 3, 2003, the Predecessor Company announced that it had terminated the supply relationship with Fleming by means of a rejection of the 2001 contract through the Chapter 11 reorganization. As part of the bankruptcy proceedings, Fleming filed a claim of $1.5 billion on March 11, 2003. The Predecessor Company and Fleming came to an agreement on a settlement of Fleming's claims, and on March 27, 2003, the Court approved the settlement of all claims asserted by Fleming. Under the settlement, the Predecessor Company paid Fleming $15 million of Fleming's net post-petition administrative claim, which exceeded $30 million. Additionally, Fleming's general unsecured claim was reduced from approximately $1.5 billion to $385 million, which was recorded in the first quarter of fiscal 2003.

  ESTIMATED CLAIMS FOR REJECTED EXECUTORY CONTRACTS

     For the 13-weeks ended April 30, 2003, the Predecessor Company recorded expense of $200 million for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contract. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 1 -- Emergence from Chapter 11 Bankruptcy Protection.

  2003 STORE CLOSINGS

     As discussed in Note 5 -- Special Charges, the Predecessor Company recorded a charge of $214 million for lease terminations and other costs associated with the 316 stores closed in fiscal 2003. Of the charge, $158 million is included in Reorganization items, net in the Consolidated Statements of Operations, and the remaining $56 million is included in Discontinued operations.

                           KMART HOLDING CORPORATION

  2002 STORE CLOSINGS

     As discussed in Note 5 -- Special Charges, the Predecessor Company recorded net charges of $207 million associated with the 283 stores closed in fiscal 2002. Of the charge, $185 million is included in Reorganization items, net in the Consolidated Statements of Operations and the remaining $22 million is included in Discontinued operations.

  OTHER REORGANIZATION ITEMS

     For the 13-weeks ended April 30, 2003, the Predecessor Company recorded professional fees of $43 million, employee costs of $66 million relating to the Key Employees Retention Program ("KERP"), a gain of $17 million for the sale of pharmacy lists for closed stores, income of $65 million for lease auction proceeds related to the fiscal years 2003 and 2002 closed stores, a gain of $15 million for the settlement of pre-petition liabilities and net expenses of $14 million for other miscellaneous reorganization items.

     For fiscal 2002, the Predecessor Company recorded employee costs of $143 million relating to the KERP, professional fees of $112 million, $51 million of expense to revise its estimated pre-petition obligation for general liability claims, a gain of $100 million for the settlement of pre-petition liabilities, income of $27 million for lease auction proceeds related to the 2002 closed stores, a gain of $14 million for the sale of pharmacy lists and net expenses of $13 million for other miscellaneous reorganization items.

     For fiscal 2001, the Predecessor Company recorded a credit of $174 million for the reduction of the estimated obligation for general liability claims based upon the actuarial determination of the effect of the bankruptcy process on the ultimate development of case reserves and claims incurred but not reported, professional fees of $8 million, and a gain of $17 million for other miscellaneous reorganization items.

7)  OTHER CURRENT ASSETS

     Other current assets included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                                  PREDECESSOR
                                                           SUCCESSOR COMPANY        COMPANY
                                                        -----------------------   -----------
                                                        JANUARY 28,   APRIL 30,   JANUARY 29,
                                                           2004         2003         2003
                                                        -----------   ---------   -----------
(DOLLARS IN MILLIONS)
Property held for sale................................     $ 56         $160         $ --
Prepaid sales tax.....................................       27           54           42
Supplies inventory....................................       18           19           22
Deposit on real estate purchase.......................       17           --           --
Current deferred tax asset............................       16           --           --
Debt issuance costs...................................       15           19           48
Receivable from Plan Investors........................       --          187           --
Other.................................................       35           70           79
                                                           ----         ----         ----
Total.................................................     $184         $509         $191
                                                           ====         ====         ====

     During the first quarter of fiscal 2003, the Predecessor Company classified $160 million of property as held for sale in accordance with SFAS No. 144. During the last three quarters of fiscal 2003, we sold $104 million of these assets, for a gain of $4 million. Property held for sale consists primarily of closed store locations and undeveloped property that we are actively marketing and expect to sell within one year.

                           KMART HOLDING CORPORATION

8)  PROPERTY AND EQUIPMENT

                                                                                  PREDECESSOR
                                                           SUCCESSOR COMPANY        COMPANY
                                                        -----------------------   -----------
                                                        JANUARY 28,   APRIL 30,   JANUARY 29,
                                                           2004         2003         2003
                                                        -----------   ---------   -----------
(DOLLARS IN MILLIONS)
Land..................................................     $ 22          $--        $   426
Buildings.............................................       27            1          1,086
Leasehold improvements................................       29            3          2,882
Furniture, fixtures and equipment.....................       67            6          5,178
Construction in progress..............................       14           --             81
                                                           ----          ---        -------
                                                            159           10          9,653
Property under capital lease..........................       --           --          1,243
                                                           ----          ---        -------
                                                            159           10         10,896
Less:
Accumulated depreciation and amortization.............       (6)          --         (5,116)
Accumulated depreciation on capital leases............       --           --           (888)
                                                           ----          ---        -------
Total.................................................     $153          $10        $ 4,892
                                                           ====          ===        =======

     See Note 3 -- Fresh-Start Accounting for a discussion of the write-off of property and equipment upon adoption of Fresh-Start accounting.

     The following table provides a breakdown of the number of stores leased compared to owned as of January 28, 2004, April 30, 2003 and January 29, 2003:

                                                                                   PREDECESSOR
                                                            SUCCESSOR COMPANY        COMPANY
                                                         -----------------------   -----------
                                                         JANUARY 28,   APRIL 30,   JANUARY 29,
                                                            2004         2003         2003
                                                         -----------   ---------   -----------
Number of Kmart stores owned...........................       135          118          133
Number of Kmart stores leased..........................     1,376        1,395        1,696
                                                            -----        -----        -----
Total..................................................     1,511        1,513        1,829
                                                            =====        =====        =====

9)  ACCRUED PAYROLL AND OTHER LIABILITIES

     Accrued payroll and other liabilities included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                                   PREDECESSOR
                                                            SUCCESSOR COMPANY        COMPANY
                                                         -----------------------   -----------
                                                         JANUARY 28,   APRIL 30,   JANUARY 29,
                                                            2004         2003         2003
                                                         -----------   ---------   -----------
(DOLLARS IN MILLIONS)
Accrued payroll and related liabilities................     $222        $  211        $172
Accrued expenses.......................................      155           276         177
Current portion of workers compensation and general
  liability............................................      101            77          68
Current portion of capital lease obligation............       47            58          68
Income taxes payable...................................       37           134          40
Gift certificates......................................       29            29          37
Accrued emergence and reclamation payments.............       12           422          --
Employee severance.....................................        7            41          75
Other liabilities......................................       61            73          73
                                                            ----        ------        ----
Total..................................................     $671        $1,321        $710
                                                            ====        ======        ====

                           KMART HOLDING CORPORATION

10)  LONG-TERM DEBT AND MORTGAGES PAYABLE

                                                                                               PREDECESSOR
                                                                        SUCCESSOR COMPANY        COMPANY
                                                                     -----------------------   -----------
                                      FISCAL YEAR                    JANUARY 28,   APRIL 30,   JANUARY 29,
                                       MATURITY     INTEREST RATES      2004         2003         2003
                                      -----------   --------------   -----------   ---------   -----------
(DOLLARS IN MILLIONS)
Convertible subordinated notes......     2006           9.00%           $ 60         $ 60        $    --
Mortgages payable...................   2005-2017    7.53% - 12.50%        47           56             61
Predecessor Company credit
  facilities........................     2002          Floating           --           --          1,069
Debentures..........................   2004-2023    7.75% - 12.50%        --           --          1,995
Medium-term notes...................   2002-2020    7.33% - 9.00%         --           --            223
                                                                     -----------   ---------   -----------
Total...............................                                     107          116          3,348
                                                                     -----------   ---------   -----------
Less amounts subject to
  compromise........................                                      --           --         (3,348)
Less current portion of mortgages
  payable...........................                                       4            8             --
                                                                     -----------   ---------   -----------
Long-term debt and mortgages
  payable...........................                                    $103         $108        $    --
                                                                     ===========   =========   ===========

  CREDIT FACILITY

     On May 6, 2003, our Credit Facility, syndicated by General Electric Capital Corporation, Fleet Retail Finance Inc. and Bank of America, N.A., became effective. Debt issuance costs associated with the Credit Facility totaled $60 million of which $48 million was paid during fiscal 2003 and all of which will be amortized through May 2006. The Credit Facility is a revolving credit facility under which Kmart Corporation is the borrower and contains an $800 million letter of credit sub-limit. Availability under the Credit Facility is subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors. In December 2003, we voluntarily reduced the size of the Credit Facility to $1.5 billion to reduce the overall cost of the facility. In conjunction with the reduction of our Credit Facility, we accelerated the amortization of the associated debt issuance costs of approximately $12 million.

     The Credit Facility was also amended in December 2003 to reduce interest rates, among other things. Borrowings under the Credit Facility currently bear interest at either (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility currently bears interest at 1.25% to 2.50% per annum. These interest rate margins may be adjusted after July 31, 2004 depending on our EBITDA levels. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum until July 31, 2004, and 0.375% to 0.50% thereafter, depending on our EBITDA levels. The amendment also gave the Company the ability to use surplus cash, as defined in the Credit Facility of up to $250 million for the purchase of the Company's common stock.

     As of January 28, 2004 we had utilized $420 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes. Collateral in the form of letters of credit is provided to support our self-insurance programs. As collateral requirements change periodically, we continue to evaluate the amount and form of collateral under these programs. Total availability under the Credit Facility at January 28, 2004 was approximately $1.1 billion.

                           KMART HOLDING CORPORATION

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

  PREDECESSOR COMPANY DEBT

     Borrowings of the Predecessor Company were available through the DIP Credit Facility for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. Debt issuance costs of $71 million were amortized through April 30, 2003. The DIP Credit Facility was a revolving credit facility under which the Predecessor Company was the borrower and the rest of the Debtors were guarantors, and was collateralized by first liens on substantially all of the Debtors assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens). Borrowings under the DIP Credit Facility were denominated in U.S. dollars bearing interest at the Prime Rate plus 2.5% per annum, or at the Predecessor Company's option, in Eurodollars bearing interest at the LIBOR rate plus 3.5% per annum. On May 6, 2003, in connection with the Debtors' emergence from Chapter 11, the DIP Credit Facility was terminated.

  OTHER

     Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts and accordingly, stopped accruing interest on all unsecured pre-petition debt until it emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $67 million, $271 million and $8 million for the 13-week period ended April 30, 2003, and fiscal years 2002 and 2001, respectively.

     Included in Interest expense, net in the accompanying Consolidated Statements of Operations is interest income of $10 million, $1 million, $4 million, and $4 million, for the 39-week period ended January 28, 2004, the 13-week period ended April 30, 2003, and fiscal years 2002 and 2001, respectively.

     The contractual principal maturities of long-term debt for the five years subsequent to fiscal 2003 are: 2004 - $4 million; 2005 - $4 million; 2006 - $64 million; 2007 - $5 million; 2008 - $5 million and 2009 and later - $25 million. Cash paid for interest was $8 million, $7 million and $205 million for the 39-week period ended January 28, 2004, and fiscal years 2002 and 2001, respectively. No interest was paid for the 13-week period ended April 30, 2003.

     The estimated fair value of the convertible notes at January 28, 2004 and April 30, 2003 was $169 million and $60 million, respectively. The estimated fair market value of debentures included in long-term debt classified in Liabilities subject to compromise, was approximately $332 million at January 29, 2003. The estimated fair market value was based on the quoted market prices for the same or similar issues or on the current rates offered to Kmart for debt of the same remaining maturities. Fair market value for medium-term notes classified in Liabilities subject to compromise could not be reasonably estimated at January 29, 2003. The estimated fair value of our mortgages payable approximated carrying value for all periods presented.

                           KMART HOLDING CORPORATION

11)  CONVERTIBLE PREFERRED SECURITIES

     In June 1996, a trust sponsored and wholly-owned by the Predecessor Company issued to the public 20,000,000 trust convertible preferred securities ("Preferred Securities"). The proceeds from the sale of the Preferred Securities, together with the proceeds of a sale of common trust securities to the Predecessor Company, were used to purchase from the Predecessor Company
7 3/4% subordinated convertible debentures due June 15, 2016. The debentures were the sole asset of the trust.

     The Preferred Securities accrued and paid cash distributions quarterly at a rate of 7 3/4% per annum. The Predecessor Company stopped accruing distributions on the Preferred Securities in accordance with SOP 90-7. Contractual distributions on the Preferred Securities for the 13-week period ended April 30, 2003, and fiscal years 2002 and 2001 were $11 million, $65 million and $72 million, respectively.

     Upon emergence, all convertible preferred securities of the Predecessor Company were cancelled.

12)  LEASES

     We conduct our operations primarily in leased facilities. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term. In certain Kmart leased facilities, selling space has been sublet to other retailers, including Olan Mills, Inc. and the Meldisco subsidiaries of Footstar, Inc. ("FTS").

                                                                  MINIMUM LEASE
                                                                   COMMITMENTS
                                                              ---------------------
AS OF JANUARY 28, 2004                                        CAPITAL    OPERATING
----------------------                                        --------   ----------
(DOLLARS IN MILLIONS)
Fiscal Year:
  2004......................................................   $ 128       $  454
  2005......................................................     114          425
  2006......................................................      91          402
  2007......................................................      79          366
  2008......................................................      75          332
  Later years...............................................     504        2,730
                                                               -----       ------
Total minimum lease payments................................     991       $4,709
                                                                           ======
Less:
  Estimated executory costs.................................    (303)
  Amount representing interest..............................    (267)
                                                               -----
                                                                 421
Less current portion of capital lease obligations...........     (47)
                                                               -----
Capital lease obligations...................................   $ 374
                                                               =====

                           KMART HOLDING CORPORATION

     In connection with the application of Fresh-Start accounting we recorded a liability of $390 million representing the net present value of unfavorable lease terms for operating leases. This amount was determined based upon a third party appraisal. As of January 28, 2004 the liability balance was $367 million.

                                            SUCCESSOR
                                             COMPANY             PREDECESSOR COMPANY
                                         ----------------   ------------------------------
                                                                              FISCAL YEAR
                                          39-WEEKS ENDED    13-WEEKS ENDED   -------------
RENT EXPENSE                             JANUARY 28, 2004   APRIL 30, 2003   2002    2001
------------                             ----------------   --------------   -----   -----
(DOLLARS IN MILLIONS)
Minimum rentals........................       $ 402              $141        $ 694   $ 771
Percentage rentals.....................          17                 6           30      39
Less-sublease rentals..................        (125)              (54)        (229)   (248)
                                              -----              ----        -----   -----
Total..................................       $ 294              $ 93        $ 495   $ 562
                                              =====              ====        =====   =====

13)  INVESTMENTS IN AFFILIATED COMPANIES

  MELDISCO

     Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of FTS, substantially all of which are 49% owned by Kmart and 51% owned by FTS.

     On March 2, 2004, FTS and its direct and indirect subsidiaries, including the Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS will continue to operate its businesses and manage its properties as debtors in possession. At the time of the filing, FTS and the Meldisco subsidiaries owed Kmart approximately $13 million for certain fees due in accordance with the license agreement, which were based upon the profits earned by the Meldisco subsidiaries relating to periods prior to FTS' filing for Chapter 11 protection. In exchange for Kmart's remittance to FTS of the weekly sales proceeds (net of fees and expenses) generated by the Kmart footwear departments immediately prior to the FTS filing, Kmart will retain $3 million of such proceeds to be applied against the amounts owed to the Company by FTS. In addition, we will receive liens and a superpriority claim against FTS property for $18 million. Kmart will continue to remit weekly sales proceeds relating to the period subsequent to FTS' filing for Chapter 11 protection.

     The impact (if any) of the FTS bankruptcy filing, including potential business interruption, on our future financial results will depend upon whether FTS assumes or rejects our agreement and upon the success of FTS' reorganization. At the time of our filing, FTS has not filed its plan of reorganization with the bankruptcy court. Given the profitability of the Meldisco subsidiaries, and the likelihood of future receipts of the amounts due from the Meldisco subsidiaries, no valuation reserve has been established for amounts due to us from FTS.

     Prior to FTS filing for bankruptcy, we were advised that FTS will be restating its financial statements for certain prior periods. As a result, we have not received final financial statements for fiscal years 2002 or 2003 for Meldisco at the time of our filing of this Annual Report on Form 10-K. We have received preliminary financial statements from FTS which we believe provide a reliable basis to estimate equity income as recognized in all periods presented in our Consolidated Statements of Operations.

     The following amounts are current estimates based upon all information that was available to Kmart as of the date of our filing.

     For the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003, and fiscal 2002 and 2001, Meldisco had net sales of $629 million, $246 million, $1,134 million and $1,209 million, respectively.

                           KMART HOLDING CORPORATION

     The table below lists the fees, rental and equity income earned from Meldisco, dividend payments received from Meldisco, and unremitted equity earnings from our minority ownership in Meldisco for the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001, respectively.

                                              SUCCESSOR
                                               COMPANY            PREDECESSOR COMPANY
                                           ----------------   ----------------------------
                                                                               FISCAL YEAR
                                            39-WEEKS ENDED    13-WEEKS ENDED   -----------
                                           JANUARY 28, 2004   APRIL 30, 2003   2002   2001
                                           ----------------   --------------   ----   ----
(DOLLARS IN MILLIONS)
Income earned............................        $109              $49         $216   $255
Dividend payments received...............          --               36           45     51
Unremitted equity earnings...............          12                7           34     46

     Although there can be no assurance until Meldisco completes the restatement of its financial statements, at this time, we do not expect the restatement to have a material effect on our equity income from Meldisco.

     As of January 28, 2004, ESL had a 9.9% ownership in the common stock of FTS.

14)  LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, actions by creditors to collect indebtedness owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations were not enforced against the Debtors. The Predecessor Company received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets as of January 29, 2003. On the Effective Date, substantially all of the pre-petition liabilities were cancelled. See Note
1 -- Emergence from Chapter 11 Bankruptcy Protection for a discussion of the discharge of pre-petition liabilities.

     The following table summarizes the components of the Predecessor Company's Liabilities subject to compromise in the accompanying Consolidated Balance Sheet as of January 29, 2003:

(DOLLARS IN MILLIONS)
Debt and notes payable......................................         $3,348
Accounts payable............................................          2,343
Closed store reserve........................................            722
Pension obligation..........................................            741
General liability and workers compensation..................            320
Taxes payable...............................................            285
Other liabilities...........................................            210
                                                                     ------
Total liabilities subject to compromise.....................         $7,969
                                                                     ======

                           KMART HOLDING CORPORATION

     Following is a reconciliation of the changes in the Liabilities subject to compromise for the period from the Petition Date through April 30, 2003:

                                                                CUMULATIVE SINCE
                                                                  PETITION DATE
                                                              ---------------------
(DOLLARS IN MILLIONS)
Balance, Petition Date......................................         $ 8,585
Additional minimum pension liability........................             554
Adjustments to closed store reserves........................             475
Fleming settlement..........................................             385
Estimated claims for rejected executory contracts...........             200
Fair value adjustments......................................             114
Revisions to estimated allowable claim amounts..............              31
First day court orders authorizing payment of employee
  wages, benefits and other employee obligations, sales and
  use taxes and payments to critical vendors................            (868)
Gain on settlement of pre-petition liabilities..............            (136)
Adjustment to general liability and workers compensation
  accruals..................................................            (123)
Court order authorizing payment of additional trade accounts
  payable...................................................             (85)
Other.......................................................            (122)
Application of Fresh-Start accounting.......................          (9,010)
                                                                     -------
Balance, April 30, 2003.....................................         $    --
                                                                     =======

15)  TREASURY STOCK

     On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) for this purpose at a cost of approximately $4 million. We subsequently issued 111,540 restricted shares to employees; see Note 16 -- Stock-Based Compensation.

     In addition, on October 2, 2003 we repurchased a total of 26,889 shares (at a price of $25.68 per share) of Common Stock relating to withholding taxes for certain former associates that were part of the Class 5 claimholders distribution, see Note 1 -- Emergence from Chapter 11 Bankruptcy Protection.

     There are 43,749 shares in treasury as of January 28, 2004.

16)  STOCK-BASED COMPENSATION

  STOCK OPTIONS

     During the second quarter of fiscal 2003, approximately 1.7 million options to purchase shares of common stock of the Successor Company were granted, of which 151,738 options were cancelled during the third quarter. Two-thirds of the options had a grant price of $10 and one-third had a grant price of $20. The options become vested and exercisable 25 percent per year commencing May 6, 2003, and expire 10 years from the date of grant.

     Stock options of the Predecessor Company were granted under various plans and had exercise prices equal to the average of the highest and lowest prices at which the Predecessor Company's common stock was traded on the New York Stock Exchange on the date of grant. Upon emergence from Chapter 11, all

                           KMART HOLDING CORPORATION
outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

     The following table summarizes information about the stock options outstanding as of January 28, 2004, January 29, 2003 and January 30, 2002:

                                 SUCCESSOR COMPANY                      PREDECESSOR COMPANY
                              ------------------------   --------------------------------------------------
                                        2003                       2002                      2001
STOCK OPTION PLANS            ------------------------   ------------------------   -----------------------
SHARES IN (000'S)             SHARES    OPTION PRICE     SHARES     OPTION PRICE    SHARES    OPTION PRICE
------------------            ------   ---------------   -------   --------------   ------   --------------
Outstanding.................     --                       59,973   $4.86 - $26.03   46,255   $5.34 - $26.03
Granted.....................  1,709    $10.00 - $20.00        --                    20,763   $4.86 - $13.18
Exercised...................     --                           --                    (1,235)  $5.91 - $12.13
Forfeited/Cancelled.........   (152)   $10.00 - $20.00   (15,088)  $4.86 - $26.03   (5,810)  $4.86 - $26.03
                              -----                      -------                    ------
Outstanding.................  1,557    $10.00 - $20.00    44,885   $4.86 - $24.06   59,973   $4.86 - $26.03
Exercisable.................     --                       38,638   $4.86 - $24.06   31,653   $5.34 - $26.03
Available for Grant.........    n/a                       32,944                    23,273

  RESTRICTED STOCK

     During the 39-weeks ended January 28, 2004, we issued 111,540 shares of restricted stock at market prices ranging from $23.00 to $29.65. Since the grant of restricted stock relates to future service, the total compensation expense is recorded as unearned compensation, which is recorded in Paid-in-capital. The restricted stock generally vests over three years, during which time we will recognize total compensation expense of approximately $3 million.

17)  INCOME TAXES

                                                 SUCCESSOR              PREDECESSOR COMPANY
                                                  COMPANY        ----------------------------------
                                              ----------------                       FISCAL YEAR
                                               39-WEEKS ENDED    13-WEEKS ENDED   -----------------
                                              JANUARY 28, 2004   APRIL 30, 2003    2002      2001
                                              ----------------   --------------   -------   -------
(DOLLARS IN MILLIONS)
INCOME (LOSS) BEFORE INCOME TAXES
U.S. .......................................       $ 386             $ (851)      $(2,779)  $(2,334)
Foreign.....................................          14                 (7)          (16)       27
                                                   -----             ------       -------   -------
Total.......................................       $ 400             $ (858)      $(2,795)  $(2,307)
                                                   =====             ======       =======   =======
INCOME TAX EXPENSE (BENEFIT)
Current:
  Federal...................................       $   4             $   (6)      $   (20)  $   (29)
  State and local...........................           2                 --             3        --
  Foreign...................................           1                 --            (7)       10
                                                   -----             ------       -------   -------
                                                       7                 (6)          (24)      (19)
Deferred:
  Federal...................................         128                 --            --        22
  State and local...........................          17                 --            --        (3)
                                                   -----             ------       -------   -------
Total.......................................       $ 152             $   (6)      $   (24)  $    --
                                                   =====             ======       =======   =======

                           KMART HOLDING CORPORATION

                                                 SUCCESSOR              PREDECESSOR COMPANY
                                                  COMPANY        ----------------------------------
                                              ----------------                       FISCAL YEAR
                                               39-WEEKS ENDED    13 WEEKS ENDED   -----------------
                                              JANUARY 28, 2004   APRIL 30, 2003    2002      2001
                                              ----------------   --------------   -------   -------
(DOLLARS IN MILLIONS)
EFFECTIVE TAX RATE RECONCILIATION
Federal income tax rate.....................        35.0%             (35.0)%       (35.0)%   (35.0)%
State and local taxes, net of federal tax
  benefit...................................         3.0               (1.1)         (1.0)     (1.0)
Tax credits.................................        (0.5)              (0.1)         (0.2)      0.1
Equity in net income of affiliated
  companies.................................        (0.4)              (0.2)         (0.2)     (0.5)
Valuation allowance.........................          --               34.5          34.3      37.3
Other.......................................         0.9                1.2           1.2      (0.9)
                                                   -----             ------       -------   -------
                                                    38.0%              (0.7)%        (0.9)%      --%
                                                   =====             ======       =======   =======

                                                                                        PREDECESSOR
                                                                 SUCCESSOR COMPANY        COMPANY
                                                              -----------------------   -----------
                                                              JANUARY 28,   APRIL 30,   JANUARY 29,
                                                                 2004         2003         2003
                                                              -----------   ---------   -----------
(DOLLARS IN MILLIONS)
DEFERRED TAX ASSETS AND LIABILITIES
Deferred tax assets:
  Federal benefit for state and foreign taxes...............    $    17      $     1      $     9
  Discontinued operations...................................         --           --           60
  Accruals and other liabilities............................        625          700          506
  Property and equipment....................................      1,378        1,528          139
  Capital leases............................................        147          165          108
  Store closings............................................          2           14          170
  Credit carryforwards......................................        236          247          239
  NOL carryforwards.........................................      1,414        1,544        1,143
  Other.....................................................        123          104           92
                                                                -------      -------      -------
Total deferred tax assets...................................      3,942        4,303        2,466
Valuation allowance.........................................     (2,036)      (2,474)      (2,348)
                                                                -------      -------      -------
  Net deferred tax assets...................................      1,906        1,829          118
Deferred tax liabilities:
  Inventory.................................................        187          174           90
  Cancellation of indebtedness..............................      1,654        1,654           --
  Other.....................................................          6            1           28
                                                                -------      -------      -------
Total deferred tax liabilities..............................      1,847        1,829          118
                                                                -------      -------      -------
Net deferred tax asset......................................    $    59      $    --      $    --
                                                                =======      =======      =======

     The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003 or fiscal year 2002. If, in the future the Company makes the determination that the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance will be recorded. The reduction in this valuation allowance (if any) will increase Capital in excess of par.

                           KMART HOLDING CORPORATION

The Successor Company has recorded a net deferred tax asset of $59 million as of January 28, 2004. It is the Company's position that this net deferred asset will be utilized in the near future and no valuation allowance is required. The Successor Company recorded a provision for taxes of $152 million for the 39-weeks ending January 28, 2004 (successor period).

     Tax benefits recorded during the 13-weeks ended April 30, 2003 and fiscal year 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized in fiscal 2002 was partially offset by expense paid to foreign jurisdictions.

     During the 39-weeks ended January 28, 2004, we utilized $203 million of pre-emergence deferred tax assets. Such utilization reduced the valuation allowance previously established. During the third and fourth quarters of fiscal 2003, we reduced our reserves for Predecessor Company income tax liabilities by $30 million, primarily due to favorable claims settlements. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from the reduction of the pre-emergence valuation allowance or any benefit realized from an adjustment to pre-confirmation income tax liabilities shall be recorded as an addition to Capital in excess of par, not as income to the Company. We recorded this adjustment to Capital in excess of par in our Consolidated Balance Sheet as of January 28, 2004.

     In connection with the reorganization, the Successor Company realized income from the extinguishment of certain indebtedness. This income will not be taxable since the income resulted from reorganization under the Bankruptcy Code. However, the Company will be required as of the beginning of its 2004 taxable year, to reduce certain of its tax attributes. At this time, management believes that net operating loss ("NOL"), general business credit and minimum tax credit carryforwards will be the only tax attributes which must be reduced.

     The reorganization of the Company on the Effective Date constituted an ownership change under section 382 of the Internal Revenue Code and accordingly, the use of any of the Company's NOLs and tax credits generated prior to the ownership change, as well as certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation.

     At January 28, 2004, we have unused NOL carryforwards of approximately $3,803 million. The federal tax benefits of these NOL carryforwards will expire in 2021, 2022 and 2023 and the state tax benefits will predominantly expire between 2016 and 2023. Additionally, we have (i) available foreign tax credit carryforwards of approximately $59 million, which would expire as follows:
2004 -- $17 million, 2005 -- $20 million, 2006 -- $10 million, 2007 -- $6 million and 2008 -- $6 million; (ii) general business tax credit carryforwards of approximately $74 million, which would expire as follows: 2011 -- $6 million, 2017 -- $7 million, 2018 -- $10 million, 2019 -- $12 million, 2020 -- $14 million, 2021 -- $13 million, 2022 -- $8 million and 2023 -- $4 million, and
(iii) AMT credit carryforwards of approximately $103 million which may be carried forward indefinitely.

     Cash received for income taxes was $1 million, $2 million, $31 million and $69 million in the 39-weeks ended January 28, 2004, 13-weeks ended April 30, 2003, and fiscal years 2002 and 2001, respectively.

18)  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     Prior to 1996, the Predecessor Company had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans. As part of the Plan of Reorganization, the plans remained in place after the Effective Date, and we will continue to honor the plans.

                           KMART HOLDING CORPORATION

     The following tables summarize the change in benefit obligation, change in plan assets, funded status, amounts recognized and actuarial assumptions for our qualified employee pension plan.

                                                                                        PREDECESSOR
                                                                 SUCCESSOR COMPANY        COMPANY
                                                              -----------------------   -----------
                                                              JANUARY 28,   APRIL 30,   JANUARY 29,
                                                                 2004         2003         2003
                                                              -----------   ---------   -----------
(DOLLARS IN MILLIONS)
Change in benefit obligation:
Benefit obligation at beginning of period...................    $2,501       $2,344       $2,085
Interest costs..............................................       114           38          148
Actuarial (gain)/loss.......................................        88          144          234
Benefits paid including VERP................................       (98)         (25)        (123)
                                                                ------       ------       ------
Benefit obligation at end of period.........................    $2,605       $2,501       $2,344
                                                                ======       ======       ======
Change in plan assets:
Fair value of plan assets at beginning of period............    $1,647       $1,603       $1,890
Actual return on plan assets................................       238           69         (164)
Benefits paid including VERP................................       (98)         (25)        (123)
                                                                ------       ------       ------
Fair value of plan assets at end of period..................    $1,787       $1,647       $1,603
                                                                ======       ======       ======

                                                              JANUARY 28,   APRIL 30,   JANUARY 29,
                                                                 2004         2003         2003
                                                              -----------   ---------   -----------
Funded status...............................................     $(818)       $(854)       $(741)
Unrecognized net (gain)/loss................................       (55)          --          928
Unrecognized transition asset...............................        --           --          (25)
                                                                 -----        -----        -----
Pension (liability)/prepaid benefit cost....................      (873)        (854)         162
Accumulated other comprehensive income......................        --           --         (903)
                                                                 -----        -----        -----
Accrued liability recognized in the Consolidated Balance
  Sheets....................................................     $(873)       $(854)       $(741)
                                                                 =====        =====        =====

                                                    SUCCESSOR            PREDECESSOR COMPANY
                                                     COMPANY        ------------------------------
                                                 ----------------                     FISCAL YEAR
                                                  39-WEEKS ENDED    13-WEEKS ENDED   -------------
                                                 JANUARY 28, 2004   APRIL 30, 2003   2002    2001
                                                 ----------------   --------------   -----   -----
(DOLLARS IN MILLIONS)
Components of Net Periodic (Benefit)/Expense
Interest costs.................................        $114              $ 38        $ 148   $ 144
Expected return on plan assets.................         (94)              (33)        (174)   (209)
Net loss recognition...........................          --                18           14      --
Amortization of unrecognized transition
  asset........................................          --                (2)          (8)     (7)
                                                       ----              ----        -----   -----
Net periodic expense (benefit).................        $ 20              $ 21        $ (20)  $ (72)
                                                       ====              ====        =====   =====

                           KMART HOLDING CORPORATION

                                                             JANUARY 28,   APRIL 30,   JANUARY 29,
                                                                2004         2003         2003
                                                             -----------   ---------   -----------
Disclosure assumptions
For determining benefit obligation at period end:
  Discount rate............................................       6.00%         6.25%       6.50%
For determining net periodic cost for period:
  Discount rate............................................       6.25%         6.50%       7.25%
  Expected return on plan assets...........................       8.00%         8.00%       9.50%
Measurement date...........................................   2/1/2004     4/30/2003    2/1/2003

Weighted-average plan asset allocation:

                                                       TARGET      JANUARY 28,   APRIL 30,   JANUARY 29,
ASSET CATEGORY                                       FISCAL 2004      2004         2003         2003
--------------                                       -----------   -----------   ---------   -----------
Equity securities..................................      45%           48%          46%          57%
Fixed income and debt securities...................      45%           42%          49%          29%
Hedge funds/other..................................      10%           10%           5%          14%
                                                        ----          ----         ----         ----
Total..............................................     100%          100%         100%         100%

     The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented. The fair value of plan assets was $1,787 million on January 28, 2004, $1,647 million on April 30, 2003 and $1,603 million on January 29, 2003. As a result of the application of Fresh-Start accounting, there are no amounts related to the pension plan recorded in other comprehensive income at January 28, 2004.

     The investment goals of Kmart Corporation Employees Pension Plans are to invest in a mix of assets that will generate, over the long term, a minimum annualized real return of 5%, an absolute annualized return that ranks in the top third of a universe of defined benefit plan returns, and exceeds its market benchmark return by 0.5% on a net-of-fee basis. The strategic asset mix for the Plan is 45% in the fixed income asset class, 45% in the equity asset class and 10% in the hedge fund asset class, but may vary within 5 percent above or below each such target allocation. The allocation among these asset classes is controlled by the Finance Committee, which receives recommendations from the Company's Employee Benefit Plans Investment Committee.

     To reduce the volatility of returns, the reliance upon any one investment manager, and the dependence of any one investment manager upon Kmart's account, the equity funds are deployed in a manner such that no external equity manager, except for passive index fund or enhanced index fund managers, will have more than 20% of the total assets of the Pension Plan, and the funds placed with any manager will not represent more than 20% of the tax-exempt assets managed by the manager, except for small capitalization equity managers. Additionally, except for passive index fund or enhanced index fund managers, in no event will more than $400 million be invested with any one investment manager. We believe that the selection of equity managers with different management styles and different investment criteria collectively will provide adequate diversification for the Pension Plan. Therefore, it will not be necessary for individual investment managers to be concerned with diversification outside their asset class or investment style.

     The expected return, variance, and correlation of return with other asset classes are determined for each class of assets in which the plan is invested. That information is combined with the target asset allocation to create a distribution of expected returns. The assumption falls within the best estimate range, being the range in which it is reasonably anticipated that the actual results are more likely to fall than not.

     Contributions to the plans were not required during fiscal years 2003, 2002 or 2001. In light of negative returns in the equity markets during 2001 and 2002 and the effect of such returns on the value of the plan's assets, we presently expect that we will be required to commence making significant contributions to the plans

                           KMART HOLDING CORPORATION
beginning in either May 2004 or May 2006, depending on whether new legislation regarding pension funding requirements is enacted. This proposed legislation would allow the basic pension funding requirement to be determined using a corporate bond rate instead of a Treasury Bond rate as in the past, resulting in significantly lower contributions over the next two years. Should the pending legislation not pass we will be required to contribute approximately $150 million in fiscal 2004. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five years at an average rate of between $100 million and $200 million a year, or between $600 million and $750 million in the aggregate. The actual level of contributions will depend upon a number of factors, including legislative changes to funding requirements, actual demographic experience, pension fund returns and other changes affecting valuations.

     The non-qualified plan is for certain current and former associates of the Company, which is funded as benefits are paid. The benefit obligation was $2 million, $2 million and $22 million at January 28, 2004, April 30, 2003 and January 29, 2003, respectively, which have been accrued in the Consolidated Balance Sheets. The benefit obligation was reduced by $20 million for the 13-weeks ended April 30, 2003 in accordance with the Plan of Reorganization.

     Full-time associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $3 million, $4 million and $32 million as of January 28, 2004, April 30, 2003 and fiscal 2002, respectively.

19)  RETIREMENT SAVINGS PLANS

     The Retirement Savings Plans provide that associates of Kmart who have completed 1,000 hours of service within a twelve month period can invest from 1% to 25% of their earnings in their choice of various investments. For each dollar the participant contributes up to 6% of earnings, we contribute an additional 50 cents, which is invested in available investment funds offered by the Plans, as elected by each participant.

     Total expense related to the Retirement Savings Plans was $9 million for the 39-week period ended January 28, 2004, $8 million for the 13-week period ended April 30, 2003 and $31 million and $39 million in fiscal years 2002 and 2001, respectively.

20)  RELATED PARTY DISCLOSURE

     During fiscal 2003, the Company hired certain employees of ESL. William C. Crowley assumed the position of Senior Vice President, Finance at the Company to assist primarily with financial matters while continuing in his current role as President and Chief Operating Officer of ESL and as a Director of Kmart Holding Corporation. ESL's Vice President -- Research, assumed the role of Vice President -- Real Estate for the Company and a former independent contractor of ESL was hired to assist with our operational strategy and business development.

21)  COMMITMENTS AND CONTINGENCIES

  CONTINGENT LIABILITIES

     The Predecessor Company had (i) guaranteed obligations for real property leases of certain Debtors and certain of its former subsidiaries, including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases were assigned pre-petition; (ii) contingent liabilities under real property leases assigned by the Predecessor Company pre-petition; and (iii) guaranteed indebtedness of other parties related to certain leased properties financed by industrial revenue bonds. To the extent not expressly assumed or reinstated under the Plan of Reorganization, these guarantees were discharged subject to pre-petition claims administration, and to the extent expressly assumed or reinstated, such guarantees are not

                           KMART HOLDING CORPORATION
considered to have a material adverse effect on the Successor Company's financial position or results of operations.

  LEGAL PROCEEDINGS

  Fair Labor Standards Litigation

     The Predecessor Company was a defendant in five putative class actions pending in California, all relating to the classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code, and its alleged failure to pay overtime wages as required by these laws. These wage-and-hour cases were all filed during 2001 and were dismissed during the third and fourth quarters of fiscal 2003.

     The Predecessor Company was also a defendant in a putative class action case in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. This case was also dismissed during the fourth quarter of fiscal 2003.

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

  SECURITIES ACTION LITIGATION

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of the Predecessor Company's common stock. The initial complaints were filed in the United States District Court for the Eastern District of Michigan on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles C. Conaway, former Chief Executive Officer and Chairman of the Board of the Predecessor Company as the sole defendant. On September 19, 2003, these complaints were dismissed with prejudice.

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

                           KMART HOLDING CORPORATION

On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois ("Cook County Circuit Court"). This lawsuit seeks $33 million from the defendant for alleged breach of fiduciary duty in connection with the failure of the Predecessor Company to cause the registration of the plaintiffs' shares of the Predecessor Company's common stock to become effective. This claim is essentially the same as count I of the District Court lawsuit that was dismissed on January 16, 2003. On June 26, 2003, the Cook County Circuit Court dismissed the complaint without prejudice. The Softbank Funds filed a First Amended Complaint seeking $33 million from Mr. Conaway and a motion for Voluntary Dismissal of the Complaint on July 25, 2003. On August 4, 2003, the Cook County Circuit Court dismissed the First Amended Complaint without prejudice. On July 31, 2003, the Softbank Funds filed a Petition for Discovery Before Suit to Identify Responsible Persons (the "Petition") against Conaway and other parties (but not Kmart) involved in the Bluelight.com transaction. In response to the Petition, the Cook County Circuit Court entered an order allowing limited discovery by the Softbank Funds pursuant to an agreement as to the scope of the pre-suit discovery agreed to by the parties served with the Petition.

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

  OTHER AND ROUTINE ACTIONS

     Kmart is a defendant in a pre-petition putative nationwide class action pending in Colorado and a post-petition putative class action involving eight stores in New York relating to proper access to facilities for the disabled under the Americans with Disabilities Act ("ADA"). The Colorado class action is pending in the United States District Court in Denver, Colorado and the New York class action is pending in the United States District Court for the Eastern District of New York. The parties are awaiting the court's decision on class certification and responsibility for attorney fees. At this time, the likelihood of a material unfavorable outcome is not considered probable. We have experienced an increase in ADA public accommodation lawsuits filed against Kmart stores since emergence from bankruptcy.

                           KMART HOLDING CORPORATION

     On November 7, 2003, the Company filed suit in the United States District Court for the Eastern District of Michigan against Capital One Bank, Capital One, F.S.B., and Capital One Services, Inc. (collectively, "Capital One"). The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, promissory estoppel and tortious interference with business relationships and prospective economic advantage arising out of Capital One's alleged failure to market and support a co-branded credit card under an agreement the parties had with respect to a Kmart MasterCard. Kmart is seeking monetary damages. On December 26, 2003 Kmart voluntarily dismissed the federal court complaint and refiled the complaint in Oakland County Circuit Court (State of Michigan) based on a lack of diversity of citizenship amongst the parties. On January 29, 2004 Capital One filed a petition for removal of the state court action back to the federal court and, in response, Kmart filed a motion to remand on February 9, 2004. On February 4, 2004 Capital One filed a motion to dismiss the claims of unjust enrichment, breach of the implied covenant of good faith and fair dealing and tortious interference.

     On November 18, 2003, the Creditor Trust filed suit in the Oakland County Circuit Court against six former executives of the Predecessor Company (the "Officer Defendants") and PricewaterhouseCoopers LLP, the Predecessor Company's independent auditor. The allegations against the Officer Defendants include, among other things, violations of their fiduciary duty, their duty of good faith and loyalty, and their duty of care, and breach of contract related to the Officer Defendants' employment agreements with the Predecessor Company. Allegations against PricewaterhouseCoopers LLP include, among other things, breach of duty of care owed to the Predecessor Company and breach of contract arising out of consulting agreements between PricewaterhouseCoopers LLP and the Predecessor Company. Kmart is not a defendant in this litigation.

     The Creditor Trust has also filed complaints in the Court against four of the Predecessor Company's former executives to recover amounts paid out as retention loans. The amount in controversy is approximately $2.15 million. The former executives filed Counterclaims/Third Party Complaints against the Creditor Trust and Kmart Corporation requesting that the Court set-off whatever contractual severance they were entitled to against the retention loan proceeds that the Creditor Trust was trying to recover. Kmart has filed motions to dismiss the Counterclaims. The Court has not yet ruled on these motions.

     In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. That ruling was appealed by the Company to the Seventh Circuit Court of Appeals. Oral arguments were heard by the Seventh Circuit on January 22, 2004 and an opinion was issued on February 24, 2004. The Seventh Circuit upheld the decision of the District Court. We have decided not to appeal this ruling, although other parties in the case may choose to do so. In order to satisfy our fiduciary responsibility to pursue claims against the critical vendors during the pendancy of the appeal to the Circuit Court, on January 26, 2004 we filed 45 lawsuits against a total of 1,189 vendors that received these payments. Based on the recent ruling of the Court, we are severing these lawsuits and will be refiling them against individual defendants as needed. The lawsuits seek to recover critical vendor payments in excess of $174 million. The Company recently notified affected vendors that we are willing to settle these claims for a percentage of the money they received, based on the amount of the claim. The ultimate amount of recovery can not be determined at this time.

     On February 11, 2004, the Company filed a suit in the Court against MSO IP Holdings, Inc. ("MSO"), a subsidiary of Martha Stewart Living Omnimedia, Inc., pertaining to the License Agreement between MSO and Kmart Corporation (the "Agreement"). The Agreement was assumed by the Company as part of its bankruptcy on March 20, 2002. Two contractual interpretation issues are primarily in dispute. The first issue involves the royalty structure of the Agreement whereby Kmart must pay to MSO certain "royalties based on Sales...at the royalty rates set forth" in Schedules attached to and incorporated into the Agreement. In
Section V (2), the Agreement sets forth "certain guaranteed royalty amounts as of each January 31" for each

                           KMART HOLDING CORPORATION
of four product categories (Home, Garden, Houseware, and Seasonal), as well as a guaranteed royalty amount in the Aggregate. After Kmart calculates and pays MSO royalties based on sales of relevant products, Kmart is obligated to determine whether there are any shortfalls in achieving the minimum guaranteed royalties set forth in Schedule V(2). Kmart must then pay any shortfall to MSO. However, instead of accepting from Kmart the difference between royalties on sales and the Aggregate minimum royalty (which includes the shortfall from the guaranteed royalties on the Product categories), MSO has demanded that Kmart pay it the shortfall on the Aggregate minimum royalty added to any shortfall from the guaranteed royalties in each of the Product categories. This would cost the Company approximately $4 million in additional royalties for this year alone. In addition, MSO is demanding that Kmart incur annual advertising expenditures in Martha Stewart Living media properties far in excess of those that the Agreement contemplates. The complaint alleges breach of the covenant of good faith and fair dealing and seeks declaratory relief on the two contractual interpretation issues.

     The Company recently became aware of reporting violations of the Emergency Planning and Community Right to Know Act ("EPCRA") at our distribution centers. Subsequently, we completed a comprehensive environmental audit of each distribution center and are submitting the required EPCRA reports to the United States Environmental Protection Agency. At the current time, we cannot, with reasonable certainty, estimate the penalty that may be imposed, but are working closely with the Environmental Protection Agency to resolve this matter.

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

     We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our balance sheet as of January 28, 2004 only reflects potential losses for which the Successor Company may have ultimate responsibility.

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

     After consultation with the statutory committees in the Chapter 11 proceedings, the Predecessor Company determined that the Creditor Trust was the preferred available mechanism for resolving any legal claims that the Company might have based on information from these investigations. As part of the Plan of Reorganization, the trustee of the Creditor Trust is charged with responsibility for determining which claims

                           KMART HOLDING CORPORATION
to pursue and, thereafter, litigating such claims. As discussed above, the Creditor Trust has begun litigation against former officers based on information from these investigations.

22)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      2003
                                                  ---------------------------------------------
                                                  PREDECESSOR
                                                    COMPANY            SUCCESSOR COMPANY
                                                  ------------   ------------------------------
                                                     FIRST        SECOND     THIRD      FOURTH
                                                    QUARTER      QUARTER    QUARTER    QUARTER
                                                  ------------   --------   --------   --------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Sales...........................................     $6,181       $5,652     $5,092     $6,328
Cost of sales, buying and occupancy.............     $4,762       $4,419     $3,925     $4,740
Selling, general and administrative expenses....     $1,421       $1,225     $1,179     $1,173
Net income (loss)...............................     $ (862)      $   (5)    $  (23)    $  276
Basic net income (loss) per share...............     $(1.65)      $(0.06)    $(0.26)    $ 3.08
Diluted net income (loss) per share.............     $(1.65)      $(0.06)    $(0.26)    $ 2.78

                                                                       2002
                                                   ---------------------------------------------
                                                                PREDECESSOR COMPANY
                                                   ---------------------------------------------
                                                     FIRST      SECOND       THIRD      FOURTH
                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                   ---------   ---------   ---------   ---------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Sales............................................   $ 7,181      $7,183      $6,459     $ 8,529
Cost of sales, buying and occupancy..............   $ 6,519      $5,912      $5,353     $ 7,058
Selling, general and administrative expenses.....   $ 1,670      $1,535      $1,449     $ 1,588
Net loss.........................................   $(1,442)     $ (293)     $ (383)    $(1,101)
Basic/diluted net loss per share.................   $ (2.87)     $(0.58)     $(0.76)    $ (2.13)

  FOURTH QUARTER ITEMS:

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of fiscal 2003 the Company executed certain real estate transactions, resulting in a net gain of $86 million. $56 million of this gain was the result of the assignment of four operating leases, and $22 million of the gain was due to the sale of two owned properties. The remaining net gain of $8 million was from the sale of other various fixed assets. In the fourth quarter of fiscal 2002, the Predecessor Company recorded charges for asset impairments of $695 million, in accordance with SFAS No. 144, a charge for inventory write-downs in conjunction with store closings of $471 million, a charge of $93 million for a change in workers' compensation and general liability reserves ($51 million related to reorganization), a LIFO credit of $79 million and $64 million relating to the realignment of our organization to reflect our current business needs as a result of store closings and other cost reduction initiatives to improve profitability.

                           KMART HOLDING CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
        39-WEEKS ENDED JANUARY 28, 2004, 13-WEEKS ENDED APRIL 30, 2003,
                           FISCAL YEARS 2002 AND 2001

                                                        ADDITIONS      ADDITIONS
                                       BALANCE AT      CHARGED TO      CHARGED TO                BALANCE AT
                                      BEGINNING OF   COST, EXPENSES,     OTHER                     END OF
DESCRIPTION                              PERIOD         REVENUES        ACCOUNTS    DEDUCTIONS     PERIOD
-----------                           ------------   ---------------   ----------   ----------   ----------
(DOLLARS IN MILLIONS)
Allowance for Doubtful Accounts:
Successor Company
-----------------
  39-weeks ended January 28, 2004...     $   80          $   96           $ --         $ 98        $   78
Predecessor Company
-------------------
  13-weeks ended April 30, 2003.....         67              61             --           48            80
  Fiscal 2002.......................         49             102             --           84            67
  Fiscal 2001.......................         96              74             --          121            49

Allowance for Deferred Tax Assets:
Successor Company
-----------------
  39-weeks ended January 28, 2004...     $2,474          $   --           $ --         $438        $2,036
Predecessor Company
-------------------
  13-weeks ended April 30, 2003.....      2,348              --            126           --         2,474
  Fiscal 2002.......................      1,032           1,122            194           --         2,348
  Fiscal 2001.......................         --             914            118           --         1,032

                          MANAGEMENT'S RESPONSIBILITY
                            FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation and integrity of our consolidated financial statements and other information appearing in this report. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis applying certain estimates and judgments based upon currently available information and management's view of current conditions and circumstances. On this basis, we believe that these financial statements reasonably present our financial position and results of operations.

     To fulfill our responsibility, we maintain comprehensive systems of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal controls provide this reasonable assurance. We continually review, improve and modify these systems of controls in response to changes in our business conditions and operations and to recommendations made by our internal audit department and the external auditors.

     We have adopted a code of conduct to guide our management in the continued observance of high ethical standards of honesty, integrity, and fairness in the conduct of business and in accordance with the law. Compliance with the guidelines and standards is periodically reviewed and is acknowledged by all management associates.

     The firm of BDO Seidman, LLP, independent public accountants was engaged to render a professional opinion on our consolidated financial statements for the 39-weeks ended January 28, 2004. Their report contains an opinion based on their audit, which was made in accordance with auditing standards generally accepted in the United States of America and procedures which they believed were sufficient to provide reasonable assurance that the consolidated financial statements, considered in their entirety, are not misleading and do not contain material errors. The financial statements for the 13-weeks ended April 30, 2003, and fiscal years ended January 29, 2003 and January 30, 2002, were audited by other auditors whose report expressed an unqualified opinion for the 13-weeks ended April 30, 2003 and an unqualified opinion with an emphasis on going concern for the years ended January 29, 2003 and January 30, 2002. The going concern emphasis was due to our filing of the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 22, 2002. This emphasis was removed in the opinion rendered for the 13-weeks ended April 30, 2003 in connection with our emergence from bankruptcy on May 6, 2003 and improved liquidity position.

     Our Board of Directors has an Audit Committee consisting solely of independent directors. The duties of the Audit Committee include keeping informed of the financial condition of Kmart and reviewing our financial policies and procedures, our internal accounting controls, and the objectivity of our financial reporting. Both our independent accountants and the internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, with and without management present.

          /s/ JULIAN C. DAY
 --------------------------------------
             Julian C. Day
        Chief Executive Officer

      /s/ JAMES D. DONLON, III
 --------------------------------------
          James D. Donlon, III
        Chief Financial Officer

             REPORT OF INDEPENDENT ACCOUNTANTS -- BDO SEIDMAN, LLP

Board of Directors and Stockholders
Kmart Holding Corporation
Troy, Michigan

     We have audited the accompanying consolidated balance sheet of Kmart Holding Corporation and subsidiaries (Successor Company) as of January 28, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the 39-weeks ended January 28, 2004. We have also audited the schedule, listed in the accompanying index, for the 39-weeks ended January 28, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kmart Holding Corporation and subsidiaries (Successor Company) at January 28, 2004, and the results of their operations and their cash flows for the 39-weeks ended January 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedule for the 39-weeks ended January 28, 2004, presents fairly, in all material respects, the information set forth therein.

        /s/ BDO SEIDMAN, LLP
 --------------------------------------
            BDO Seidman, LLP

Troy, Michigan
March 12, 2004

          REPORT OF INDEPENDENT AUDITORS -- PRICEWATERHOUSECOOPERS LLP

To the Shareholders and
Board of Directors of
Kmart Holding Corporation:

     In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of Kmart Holding Corporation and its subsidiaries (Successor Company) at April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Northern District of Illinois confirmed the Company's Amended Joint Plan of Reorganization (the "plan") on April 23, 2003. Confirmation of the plan and the Company's emergence from bankruptcy resulted in the discharge of claims against the Company that arose before January 22, 2002 and the cancellation of equity interests as provided for in the plan. The plan was substantially consummated on April 23, 2003 and the Company emerged from bankruptcy on May 6, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of April 30, 2003.

  /s/ PRICEWATERHOUSECOOPERS LLP
--------------------------------------
      PricewaterhouseCoopers LLP

Detroit, Michigan
August 8, 2003

          REPORT OF INDEPENDENT AUDITORS -- PRICEWATERHOUSECOOPERS LLP

To the Shareholders and
Board of Directors of
Kmart Holding Corporation:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Kmart Holding Corporation and its subsidiaries (Predecessor Company) at January 29, 2003 and the results of their operations and their cash flows for the period from January 30, 2003 to April 30, 2003, and for each of the two years in the period ended January 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from January 30, 2003 to April 30, 2003, and for each of the two years in the period ended January 29, 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on January 22, 2002 with the United States Bankruptcy Court for the Northern District of Illinois for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Amended Plan of Reorganization was substantially consummated on April 23, 2003 and the Company emerged from bankruptcy on May 6, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

   /s/ PRICEWATERHOUSECOOPERS LLP
 --------------------------------------
       PricewaterhouseCoopers LLP

Detroit, Michigan
August 8, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On October 8, 2003, the Company's Independent Audit Committee approved the discontinuance of the Company's relationship with PricewaterhouseCoopers LLP as its independent accountants. PricewaterhouseCoopers LLP was notified on October 9, 2003. The Company has engaged BDO Seidman, LLP as its new independent accountants effective October 8, 2003. This action was previously reported as the Company filed a report on Form 8-K dated October 9, 2003 disclosing this change.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

     No changes in the Company's internal control over financial reporting have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

     Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, except that certain information required by Item 10 with respect to executive officers of the Company is included herein. The annual meeting will be held May 25, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the our fiscal year covered by this report on Form 10-K.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     Karen A. Austin, 42, Senior Vice President, Chief Information Officer. Ms. Austin has been with the Company since 1984. She previously served as Vice President, IT Applications from 2001 to 2002 and as Divisional Vice President, Supply Chain Applications from 1999 to 2001.

     William C. Crowley, 46, Senior Vice President, Finance. Mr. Crowley has served as an officer of the Company since 2003. He is also a member of our Board of Directors. Mr. Crowley also serves as the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, from 1999 to present. Mr. Crowley also serves as a director of AutoNation, Inc.

     Julian C. Day, 51, President and Chief Executive Officer. Mr. Day joined Kmart as President and Chief Operating Officer in March 2002, and was promoted to his current position in January 2003. Mr. Day is also a member of the Board of Directors. In March 1999, Mr. Day joined Sears, Roebuck & Co. as Executive Vice President and Chief Financial Officer, and was promoted to Chief Operating Officer and a member of the Office of the Chief Executive. Before joining Sears, he served as Executive Vice President and Chief Financial Officer for Safeway, Inc. from 1993 to 1998. Mr. Day also serves as a director of PETCO Animal Supplies, Inc.

     James E. Defebaugh IV, 49, Senior Vice President, Deputy General Counsel, Chief Privacy Officer and Assistant Secretary. Mr. Defebaugh has been with the Company since 1983. He previously served as Senior Vice President, Chief Compliance Officer and Secretary during 2002 and 2003, Vice President, Associate General Counsel and Secretary during 2001 and 2002, Vice President and Secretary during 2000 and 2001, and Vice President, Legal in 1999.

     James D. Donlon III, 57, Senior Vice President, Chief Financial Officer. Mr. Donlon joined the Company in January 2004. He spent 25 years at Daimler Chrysler Corporation, retiring from there in 2003 after serving as Controller from 1992 to 1993, Vice President and Controller from 1993 to 1998 and Senior Vice President & Controller from 1998 to 2003.

     James F. Gooch, 36, Vice President, Treasurer, Financial Planning & Analysis. Mr. Gooch has been with the Company since 1996. He previously served as Vice President, Financial Planning & Analysis from March 2002 to March 2003, Divisional Vice President -- Financial Planning & Analysis from November 2001 to March 2002, Assistant Treasurer from April to November 2001, Divisional Vice President -- Merchandise Finance from April 1999 to November 2001 and
Director -- Merchandise Finance from September 1996 to April 1999.

     John D. Goodman, 39, Senior Vice President, Chief Apparel Officer. Mr. Goodman joined the Company in December 2003. He previously served as a Senior Vice President from October 2001 to November 2003 and Vice President from March 2000 to October 2001 with Gap, Inc., and as Divisional Merchandise Manager/Senior Director at Banana Republic from 1998 to 2000.

     Paul Guyardo, 42, Senior Vice President, Chief Marketing Officer. Mr. Guyardo joined the Company in March 2004. He previously served as Executive Vice President of Television & Marketing for the Home Shopping Network from 1996 to 2004.

     W. Bruce Johnson, 52, Senior Vice President, Supply Chain and Operations. Mr. Johnson joined the Company in October 2003. He previously served as Director, Organization and Systems for Carrefour S.A. from March 1998 to October 2003.

     Harold W. Lueken, 41, Senior Vice President, General Counsel and Secretary. Mr. Lueken joined the Company in May 2003. He previously served as a Managing Director in the Legal Department at Banc of America Securities, LLC from April 2000 to May 2003, as a Principal in the Legal Department at Morgan Stanley & Company from September 1994 to April 2000, and a Corporate Associate with Cravath, Swaine & Moore from January 1989 to August 1994.

     James P. Mixon, 59, Senior Vice President, Logistics. Mr. Mixon was previously employed with the Company as Senior Vice President, Logistics from June 1997 to October 2000. He served as Executive Vice President of The Return Exchange from June 2001 to May 2002. He returned to the Company as Senior Vice President, Logistics in May 2002.

     Richard J. Noechel, 35, Vice President, Controller. Mr. Noechel has been with the Company since January 2001, serving as Vice President, Controller since August 2001 and as Divisional Vice President, Financial Reporting from January 2001 to August 2001. He previously served as Senior Manager, International Accounting in 2000 and held other positions with Daimler Chrysler Corporation from 1997 to 2000. Prior thereto he served as Manager, Audit and Business Advisory Services at Price Waterhouse, LLP, holding positions of increasing responsibility from 1991 to 1997.

     Lisa Schultz, 49, Senior Vice President, Chief Creative Officer. Ms. Schultz joined the Company in September 2003. She previously served as Executive Vice President Product Development and Design from 1987 to 2001 for Gap, Inc.

  CODE OF ETHICS

     The company has long maintained a Code of Business Conduct that applies to all Kmart associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. We have posted our Code of Business Conduct in the Corporate Governance section of our corporate website, www.kmart.com.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1.  Financial Statements

     Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

     2.  Financial Statement Schedules

     Financial statement schedules filed as part of this Form 10-K are listed under Part II, Item 8.

     The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons have been omitted because they are not required pursuant to conditions set forth in Rules 3-09 and 1-02(w) of Regulation S-X.

     All other schedules have been omitted because they are not required under the instructions contained in Regulation S-X because the information called for is contained in the financial statements and notes thereto.

     3.  Exhibits

     The following documents are filed as part of this report or are incorporated by reference to exhibits previously filed with the SEC.

Exhibit 1.1    --    Amended and Restated Certificate of Incorporation of Kmart
                     Holding Corporation (previously filed as Exhibit 1.1 to the
                     Company's Quarterly Report on Form 10-Q, for the period
                     ending April 30, 2003, and incorporated herein by reference)
Exhibit 1.2    --    By-Laws of Kmart Holding Corporation (previously filed as
                     Exhibit 1.2 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending April 30, 2003, and incorporated
                     herein by reference)
Exhibit 4.1    --    Investment Agreement (previously filed as Exhibit 4.1 to the
                     Predecessor Company's Current Report on Form 8-K, dated
                     January 24, 2003, and incorporated herein by reference)
Exhibit 4.2    --    Amendment to Investment Agreement, dated as of February 21,
                     2003 (previously filed as Exhibit 4.9 to the Predecessor
                     Company's Annual Report on Form 10-K, dated January 29,
                     2003, and incorporated herein by reference)
Exhibit 4.3    --    9% Convertible Subordinated Note issued by Kmart Holding
                     Corporation to CRK Partners, L.P. (previously filed as
                     Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending April 30, 2003, and incorporated
                     herein by reference)
Exhibit 4.4    --    9% Convertible Subordinated Note issued by Kmart Holding
                     Corporation to CRK Partners II, L.P. (previously filed as
                     Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending April 30, 2003, and incorporated
                     herein by reference)
Exhibit 4.5    --    9% Convertible Subordinated Note issued by Kmart Holding
                     Corporation to ESL Institutional Partners, L.P. (previously filed as Exhibit 4.3 to the Company's Quarterly Report on
                     Form 10-Q, for the period ending April 30, 2003, and
                     incorporated herein by reference)
Exhibit 4.6    --    9% Convertible Subordinated Note issued by Kmart Holding
                     Corporation to ESL Investors, L.L.C. (previously filed as
                     Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending April 30, 2003, and incorporated
                     herein by reference)
Exhibit 4.7    --    Registration Rights Agreement, dated May 6, 2003, by and
                     among Kmart Holding Corporation, ESL Investments, Inc. and
                     Third Avenue Trust, on behalf of certain of its investment series. (previously filed as Exhibit 4.5 to the Company's
                     Quarterly Report on Form 10-Q, for the period ending April
                     30, 2003, and incorporated herein by reference)
Exhibit 4.8    --    Guarantee Agreement, dated May 6, 2003, by and among Kmart
                     Corporation, CRK Partners, L.P., CRK Partners II, L.P., ESL
                     Institutional Partners, L.P. and ESL Investors L.L.C.
                     (previously filed as Exhibit 4.6 to the Company's Quarterly
                     Report on Form 10-Q, for the period ending April 30, 2003, and incorporated herein by reference)

Exhibit 4.9    --    Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee. (previously filed as Exhibit 4.7 to the Company's Quarterly Report on
                     Form 10-Q, for the period ending April 30, 2003, and
                     incorporated herein by reference)
Exhibit 4.10   --    First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart Corporation, the other
                     Affiliated Debtors party thereto and Douglas J. Smith, as
                     Trustee. (previously filed as Exhibit 4.8 to the Company's
                     Quarterly Report on Form 10-Q, for the period ending April
                     30, 2003, and incorporated herein by reference)
Exhibit 10.1   --    Credit Agreement, dated as of May 6, 2003, among Kmart
                     Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital
                     Corporation, as Administrative Agent, Co-Collateral Agent
                     and Lender, GECC Capital Markets Group, Inc., as Co-Lead
                     Arranger and Co-Book Runner, Fleet Retail Finance Inc., as
                     Co-Syndication Agent, Co-Collateral Agent and Lender Fleet
                     Securities, Inc., as Co-Lead Arranger and Co-Book Runner,
                     Bank of America, N.A., as Co-Syndication Agent and Lender,
                     Banc of America Securities LLC, as Co-Lead Arranger and
                     Co-Book Runner, GMAC Commercial Finance LLC, as
                     Co-Documentation Agent and Foothill Capital Corporation, as
                     Co-Documentation Agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ending April 30, 2003, and incorporated herein by reference)
Exhibit 10.2   --    Assignment and Assumption Agreement, dated as of May 6,
                     2003, between Kmart Holding Corporation and Kmart
                     Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation (previously filed as Exhibit
                     10.2 to the Company's Quarterly Report on Form 10-Q, for the
                     period ending April 30, 2003, and incorporated herein by
                     reference)
Exhibit 10.3   --    Kmart Holding Corporation Nonqualified Stock Option
                     Agreement between Kmart Holding Corporation and Julian C.
                     Day (previously filed as Exhibit 10.3 to the Company's
                     Quarterly Report on Form 10-Q, for the period ending April
                     30, 2003, and incorporated herein by reference)
Exhibit 10.4   --    Employment Agreement, dated as of May 6, 2003, between Kmart
                     Management Corporation and Harold W. Lueken. (previously
                     filed as Exhibit 10.4 to the Company's Quarterly Report on
                     Form 10-Q, for the period ending April 30, 2003, and
                     incorporated herein by reference)
Exhibit 10.5   --    Michael T. Macik Separation Agreement. (previously filed as
                     Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending April 30, 2003, and incorporated
                     herein by reference)
Exhibit 10.6   --    Letter Agreement to Credit Agreement (previously filed as
                     Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending July 30, 2003, and incorporated herein by reference)
Exhibit 10.7   --    Kmart Holding Corporation Annual Incentive Bonus Plan
                     (previously filed as Exhibit 10.2 to the Company's Quarterly
                     Report on Form 10-Q, for the period ending July 30, 2003,
                     and incorporated herein by reference)
Exhibit 10.8   --    First Amendment to Credit Agreement (previously filed as
                     Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q,
                     for the period ending July 30, 2003, and incorporated herein by reference)
Exhibit 10.9   --    Employment Agreement, dated as of September 15, 2003,
                     between Kmart Management Corporation and Bruce Johnson
                     (previously filed as Exhibit 10.1 to the Company's Quarterly
                     Report on Form 10-Q, for the period ending October 29, 2003, and incorporated herein by reference)
Exhibit 10.10  --    Employment Agreement dated as of September 3, 2003, between
                     Kmart Management Corporation and Janet L. Kelly (previously filed as Exhibit 10.2 to the Company's Quarterly Report on
                     Form 10-Q, for the period ending October 29, 2003, and
                     incorporated herein by reference)
Exhibit 10.11  --    Employment Agreement dated as of September 3, 2003, between
                     Kmart Management Corporation and Lisa Schultz (previously
                     filed as Exhibit 10.3 to the Company's Quarterly Report on
                     Form 10-Q, for the period ending October 29, 2003, and
                     incorporated herein by reference)

Exhibit 10.12  --    Kmart Management Corporation Restricted Stock Agreement with
                     Bruce Johnson (previously filed as Exhibit 10.4 to the
                     Company's Quarterly Report on Form 10-Q, for the period
                     ending October 29, 2003, and incorporated herein by
                     reference)
Exhibit 10.13  --    Kmart Management Corporation Restricted Stock Agreement with
                     Janet L. Kelly (previously filed as Exhibit 10.5 to the
                     Company's Quarterly Report on Form 10-Q, for the period
                     ending October 29, 2003, and incorporated herein by
                     reference)
Exhibit 10.14  --    Kmart Management Corporation Restricted Stock Agreement with
                     Lisa Schultz (previously filed as Exhibit 10.6 to the
                     Company's Quarterly Report on Form 10-Q, for the period
                     ending October 29, 2003, and incorporated herein by
                     reference)
Exhibit 10.15  --    Kmart Management Corporation Restricted Stock Agreement with
                     Harold Lueken (previously filed as Exhibit 10.7 to the
                     Company's Quarterly Report on Form 10-Q, for the period
                     ending October 29, 2003, and incorporated herein by
                     reference)
Exhibit 10.16  --    Amendment No. 1 to the May 6, 2003 Nonqualified Stock Option
                     Agreement between Kmart Holding Corporation and Julian C.
                     Day (previously filed as Exhibit 10.8 to the Company's
                     Quarterly Report on Form 10-Q, for the period ending October
                     29, 2003, and incorporated herein by reference)
Exhibit 10.17  --    Form of Kmart Holding Corporation Long Term Incentive Award
                     Agreement (previously filed as Exhibit 10.9 to the Company's
                     Quarterly Report on Form 10-Q, for the period ending October
                     29, 2003, and incorporated herein by reference)
Exhibit 10.18  --    Amended and Restated Employment Agreement for Julian C. Day,
                     dated as of January 17, 2003, between Kmart Corporation and
                     Julian C. Day (previously filed as Exhibit 99.2 to the
                     Predecessor Company's Current Report on Form 8-K, dated
                     January 17, 2003 and incorporated herein by reference)
Exhibit 10.19  --    Employment Agreement dated as of January 1, 2004, between
                     Kmart Management Corporation and James D. Donlon, III (filed herewith)
Exhibit 10.20  --    Employment Agreement dated as of January 1, 2004, between
                     Kmart Management Corporation and John Goodman (filed
                     herewith)
Exhibit 10.21  --    Employment Agreement dated as of February 27, 2004, between
                     Kmart Management Corporation and Paul Guagliardo "Guyardo"
                     (filed herewith)
Exhibit 10.22  --    Kmart Management Corporation Restricted Stock Agreement with
                     James D. Donlon, III (filed herewith)
Exhibit 10.23  --    Kmart Management Corporation Restricted Stock Agreement with
                     John Goodman (filed herewith)
Exhibit 10.24  --    Second Amendment to the Credit Agreement (filed herewith)
Exhibit 10.25  --    Third Amendment to the Credit Agreement (filed herewith)
Exhibit 21     --    Kmart Holding Corporation List of Significant Subsidiaries
Exhibit 31.1   --    Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the
                     Securities Exchange Act of 1934, as Amended
Exhibit 31.2   --    Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the
                     Securities Exchange Act of 1934, as Amended
Exhibit 32.1   --    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We filed and furnished the following Current Reports on Form 8-K and with the SEC:

          1. On December 1, 2003, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce hiring of two Senior Vice Presidents.

          2. On December 5, 2003, Kmart Holding Corporation filed a Current Report on Form 8-K to report the third quarter 2003 operating results.

          3. On January 5, 2004, Kmart Holding Corporation filed a Current Report on Form 8-K announcing expected results for the first two months of the fourth quarter of its fiscal year ending on January 28, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                                          KMART HOLDING CORPORATION

                                                  By: /s/ Julian C. Day
                                          --------------------------------------
                                                      Julian C. Day
                                                 Chief Executive Officer
                                              (Principal Executive Officer)

                                               By: /s/ James D. Donlon, III
                                          --------------------------------------
                                                   James D. Donlon, III
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                                By: /s/ Richard J. Noechel
                                          --------------------------------------
                                                    Richard J. Noechel
                                              Vice President and Controller
                                              (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 18, 2004.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                            /s/ EDWARD S. LAMPERT
           ---------------------------------------------------------
                               Edward S. Lampert
                       Chairman of the Board of Directors





        /s/ E. DAVID COOLIDGE, III                           /s/ STEVEN T. MNUCHIN
------------------------------------------         ------------------------------------------
     E. David Coolidge, III, Director                     Steven T. Mnuchin, Director




          /s/ WILLIAM C. CROWLEY                                /s/ ANN N. REESE
------------------------------------------         ------------------------------------------
       William C. Crowley, Director                          Ann N. Reese, Director




            /s/ JULIAN C. DAY                                /s/ BRANDON G. STRANZL
------------------------------------------         ------------------------------------------
         Julian C. Day, Director                          Brandon G. Stranzl, Director




           /s/ WILLIAM S. FOSS                                /s/ THOMAS J. TISCH
------------------------------------------         ------------------------------------------
        William S. Foss, Director                          Thomas J. Tisch, Director

                                 EXHIBIT INDEX

     NO.                                    DESCRIPTION
     ---                                    -----------
Exhibit 10.19  --   Employment Agreement dated as of January 1, 2004, between
                    Kmart Management Corporation and James D. Donlon, III (filed herewith)
Exhibit 10.20  --   Employment Agreement dated as of January 1, 2004, between
                    Kmart Management Corporation and John Goodman (filed
                    herewith)
Exhibit 10.21  --   Employment Agreement dated as of February 27, 2004, between
                    Kmart Management Corporation and Paul Guagliardo "Guyardo"
                    (filed herewith)
Exhibit 10.22  --   Kmart Management Corporation Restricted Stock Agreement with
                    James D. Donlon, III (filed herewith)
Exhibit 10.23  --   Kmart Management Corporation Restricted Stock Agreement with
                    John Goodman (filed herewith)
Exhibit 10.24  --   Second Amendment to the Credit Agreement (filed herewith)
Exhibit 10.25  --   Third Amendment to the Credit Agreement (filed herewith)
Exhibit 21     --   Kmart Holding Corporation List of Significant Subsidiaries
Exhibit 31.1   --   Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the
                    Securities Exchange Act of 1934, as Amended
Exhibit 31.2   --   Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the
                    Securities Exchange Act of 1934, as Amended
Exhibit 32.1   --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002