Form 10-Q
period 2004-04-28
KMART HOLDING CORP
filed 2004-05-17
CIK 1229206

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
_                                 ACT OF 1934


                  For the quarterly period ended April 28, 2004
                                                 --------------

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from ________ to________

                         Commission File No. 000-50278
                                             ---------

                            KMART HOLDING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                               32-0073116
           -------------------------------                -------------------
           (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                Identification No.)

     3100 West Big Beaver Road -- Troy, Michigan                 48084
     -------------------------------------------              ----------
       (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code            (248) 463-1000
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

                            Yes   X     No
                                -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes   X     No
                                -----      -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes   X     No
                                -----      -----

As of May 14, 2004, 89,638,293 shares of Common Stock of the Registrant were outstanding.

                                      INDEX


PART I      FINANCIAL INFORMATION                                                                  PAGE
            ---------------------

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (Unaudited) --                           3
            Successor Company -- for the 13-weeks ended April 28, 2004
            Predecessor Company -- for the 13-weeks ended April 30, 2003

            Condensed Consolidated Balance Sheets (Unaudited) --                                     4
            Successor Company -- as of April 28, 2004, January 28, 2004 and April 30, 2003

            Condensed Consolidated Statements of Cash Flows (Unaudited) --                           5
            Successor Company -- for the 13-weeks ended April 28, 2004
            Predecessor Company -- for the 13-weeks ended April 30, 2003

            Notes to Unaudited Condensed Consolidated Financial Statements                          6-15

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of             16-20
                Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                              21

Item 4.     Controls and Procedures                                                                 21

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                                       22

Item 6.     Exhibits and Reports on Form 8-K                                                        22

            Signatures                                                                              23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                             SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                                             -----------------         -------------------
                                                                               13-WEEKS ENDED            13-WEEKS ENDED
                                                                               APRIL 28, 2004            APRIL 30, 2003
                                                                             -----------------         -------------------
Sales                                                                        $           4,615         $             6,181
Cost of sales, buying and occupancy                                                      3,478                       4,762
                                                                             -----------------         -------------------
Gross margin                                                                             1,137                       1,419
Selling, general and administrative expenses                                             1,004                       1,421
Net gains on sales of assets                                                               (32)                          -
Restructuring, impairment and other charges                                                  -                          37
                                                                             -----------------         -------------------
Operating income (loss)                                                                    165                         (39)
Interest expense, net                                                                       26                          57
Bankruptcy-related recoveries                                                               (7)                          -
Equity income in unconsolidated subsidiaries                                                (3)                         (7)
Reorganization items, net                                                                    -                         769
                                                                             -----------------         -------------------
Income (loss) from continuing operations before income taxes                               149                        (858)
Provision for (benefit from) income taxes                                                   56                          (6)
                                                                             -----------------         -------------------
Income (loss) from continuing operations                                                    93                        (852)
Discontinued operations (net of income taxes of $0)                                          -                         (10)
                                                                             -----------------         -------------------
Net income (loss)                                                            $              93         $              (862)
                                                                             =================         ===================


Basic income (loss) per common share from continuing operations              $            1.04         $             (1.63)
Discontinued operations                                                                      -                       (0.02)
                                                                             -----------------         -------------------
Basic net income (loss) per common share                                     $            1.04         $             (1.65)
                                                                             =================         ===================


Diluted income (loss) per common share from continuing operations            $            0.94         $             (1.63)
Discontinued operations                                                                      -                       (0.02)
                                                                             -----------------         -------------------
Diluted net income (loss) per common share                                   $            0.94         $             (1.65)
                                                                             =================         ===================


Basic weighted average shares (millions)                                                  89.5                       522.7


Diluted weighted average shares (millions)                                               100.3                       522.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              SUCCESSOR COMPANY
                                                             ---------------------------------------------------
                                                             APRIL 28, 2004   JANUARY 28, 2004    APRIL 30, 2003
                                                             --------------   ----------------    --------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $       2,228    $          2,088    $       1,232
   Merchandise inventories                                           3,394               3,238            4,431
   Accounts receivable, net                                            237                 301              382
   Other current assets                                                169                 184              509
                                                             -------------    ----------------    -------------
TOTAL CURRENT ASSETS                                                 6,028               5,811            6,554
   Property and equipment, net                                         190                 153               10
   Other assets and deferred charges                                    95                 120               96
                                                             -------------    ----------------    -------------

TOTAL ASSETS                                                 $       6,313    $          6,084    $       6,660
                                                             =============    ================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Mortgages payable due within one year                     $           4    $              4    $           8
   Accounts payable                                                    985                 820            1,160
   Accrued payroll and other liabilities                               660                 671            1,321
   Taxes other than income taxes                                       276                 281              274
                                                             -------------    ----------------    -------------
TOTAL CURRENT LIABILITIES                                            1,925               1,776            2,763
LONG-TERM LIABILITIES
   Long-term debt and mortgages payable                                102                 103              108
   Capital lease obligations                                           360                 374              415
   Pension obligation                                                  877                 873              854
   Unfavorable operating leases                                        329                 342              344
   Other long-term liabilities                                         435                 424              463
                                                             -------------    ----------------    -------------
TOTAL LIABILITIES                                                    4,028               3,892            4,947

SHAREHOLDERS' EQUITY
   Preferred stock 20,000,000 shares authorized; no shares
     outstanding                                                         -                   -                -
   Common stock $0.01 par value, 500,000,000 shares
     authorized; 89,638,293, 89,633,760 and 89,677,509
     shares issued, respectively                                         1                   1                1
   Treasury stock, at cost                                              (1)                 (1)               -
   Capital in excess of par value                                    1,944               1,943            1,712
   Retained earnings                                                   341                 248                -
   Accumulated other comprehensive income                                -                   1                -
                                                             -------------    ----------------    -------------
TOTAL SHAREHOLDERS' EQUITY                                           2,285               2,192            1,713
                                                             -------------    ----------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $       6,313    $          6,084    $       6,660
                                                             =============    ================    =============


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)



                                                                SUCCESSOR COMPANY      PREDECESSOR COMPANY
                                                                -----------------      -------------------
                                                                    13-WEEKS                 13-WEEKS
                                                                      ENDED                    ENDED
                                                                  APRIL 28, 2004          APRIL 30, 2003
                                                                -----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                          $              93      $            (862)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
           Depreciation and amortization                                        7                    177
           Net gains on sales of assets                                       (32)                     -
           Deferred income taxes                                               19                      -
           Equity income in unconsolidated subsidiaries                        (3)                    (7)
           Restructuring, impairments and other charges                         -                     44
           Reorganization items, net                                            -                    769
     Dividends received from Meldisco                                           3                     36
     Cash used for store closings and other charges                             -                    (64)
     Cash used for payments of exit costs and other
       reorganization items                                                     -                    (19)
     Change in:
           Merchandise inventories                                           (156)                   480
           Accounts receivable                                                 26                    114
           Accounts payable                                                   165                   (117)
           Taxes payable                                                       33                    (16)
           Other assets                                                        32                      9
           Other liabilities                                                  (45)                    32
                                                                -----------------      -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     142                    576
                                                                -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales of assets                                             66                     64
     Capital expenditures                                                     (55)                    (4)
                                                                -----------------      -----------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      11                     60
                                                                -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital lease obligations                                    (12)                   (16)
     Payments on mortgages                                                     (1)                    (1)
                                                                -----------------      -----------------
NET CASH USED FOR FINANCING ACTIVITIES                                        (13)                   (17)
                                                                -----------------      -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       140                    619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              2,088                    613
                                                                -----------------      -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $           2,228      $           1,232
                                                                =================      =================




See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

         Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") is the nation's third largest discount retailer. We operate in the general merchandise retailing industry through 1,505 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and through our e-commerce shopping site, www.kmart.com.

         These interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended January 28, 2004. Certain prior period amounts have been reclassified to conform to the current interim period presentation.

         The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") requires that the financial statements for the period following filing for Chapter 11 bankruptcy protection through the date a plan of reorganization is confirmed distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with reorganization and restructuring of the business during the Predecessor Company's (defined below) bankruptcy proceedings have been reported separately as Reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. See below for a more detailed discussion of the Company's Chapter 11 proceedings.

2.   EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND FRESH-START ACCOUNTING

     Confirmation of Plan of Reorganization

         On May 6, 2003 (the "Effective Date"), Kmart Corporation (the "Predecessor Company") emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") pursuant to the terms of the Plan of Reorganization (defined below). The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a wholly-owned subsidiary of Kmart Holding Corporation.

         On January 22, 2002 (the "Petition Date"), the Predecessor Company and 37 of its U.S. Subsidiaries (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 in the United States Bankruptcy Court for the Northern District of Illinois (the "Court"). During the reorganization proceedings, the Debtors continued to operate their business as debtors-in-possession under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On January 24, 2003, the Debtors filed a Plan of Reorganization and related Disclosure Statement and on February 25, 2003, filed an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement with the Court. The Plan of Reorganization received the formal endorsement of the statutory creditors' committees and, as modified, was confirmed by the Court by order docketed on April 23, 2003.

     Plan Investors

         At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. The term of the Note was extended two years to May 2006 by notice given in December 2003, consistent with the terms of the agreement. With respect to the Note, the principal is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement").

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

         On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Common Stock was issued in satisfaction of certain of those claims. On the Effective Date, 89,677,509 shares of Common Stock and 8,173,145 options to purchase shares of Common Stock were issued pursuant to the Plan of Reorganization. All of the shares of Common Stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except that 14 million shares were issued to affiliates of ESL and to Third Avenue pursuant to the Investment Agreement described above. The options to purchase shares of Common Stock were issued to the Plan Investors and the Successor Company's Chief Executive Officer. All shares were issued without registration under the Securities Act of 1933 in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust was established for the benefit of the Predecessor Company's pre-petition creditors and equity holders, and to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.

     Fresh-Start Adjustments

         In connection with our emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements, applying the terms of SOP 90-7 with respect to financial reporting. Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q, references to the 13-weeks ended April 30, 2003 and prior periods refer to the Predecessor Company. References to the Successor Company refer to the Company on and after April 30, 2003 after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting.

         To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, we determined the enterprise value using various valuation methods, including
     (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and
     (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of the Company was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The fair value adjustments included the recognition of approximately $2.2 billion of intangible assets that were previously not recorded in the Predecessor Company's financial statements, such as favorable leasehold interests, Kmart brand rights, pharmacy customer relationships and other lease and license agreements. The restructuring of the Predecessor Company's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. In addition, the excess of fair value of net assets over reorganization value (i.e., "negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing our non-current, non-financial instrument assets, including the previously unrecorded intangible assets, to $10 million as of April 30, 2003.

         Refer to our Annual Report on Form 10-K for the year ended January 28, 2004 for a more detailed discussion.

     Claims Resolution

         We continue to make progress in the reconciliation and settlement of the various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 15.6 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $2.6 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, we have maintained a distribution reserve of approximately 30 percent of shares issued for claim settlements. The shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 and Class 7 claims is consistent with the Plan of Reorganization. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

         The next scheduled distribution under the Plan of Reorganization is expected to commence on or about July 1, 2004.

     Bankruptcy-Related Recoveries

         For the 13-weeks ended April 28, 2004, we recognized $7 million of recoveries from vendors who had received cash payments for pre-petition obligations.

3.   NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 (R)"). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new interim disclosure requirements in this Quarterly Report on Form 10-Q.

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements" to include the guidance from Emerging Issues Task Force Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. There was no impact to the Company upon adoption of SAB 104.

4.   PENSION PLAN

         The following table summarizes the net periodic benefit cost recognized for our qualified employee pension plan.


                                                             Successor         Predecessor
                                                              Company            Company
                                                           --------------     --------------
                                                           13-Weeks Ended     13-Weeks Ended
        (dollars in millions)                              April 28, 2004     April 30, 2003
        ---------------------                              --------------     --------------

        Components of Net Periodic Expense

        Interest costs                                     $           38     $           38
        Expected return on plan assets                                (34)               (33)
        Net loss recognition                                            -                 18
        Amortization of unrecognized transition asset                   -                 (2)
                                                           --------------     --------------
        Net periodic expense                               $            4     $           21
                                                           ==============     ==============



         Contributions to the plan were not required for the 13-weeks ended April 28, 2004 or April 30, 2003. The estimated contribution for fiscal 2004 is $11 million.

5.   EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of stock options, the conversion of convertible debt and the impact of restricted stock when dilutive.

         A reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the 13-weeks ended April 28, 2004 is as follows:


                                                            Successor
                                                             Company
                                                         --------------
                                                         13-Weeks Ended
             (in millions)                               April 28, 2004
             -------------                               --------------

             Basic weighted average common shares                  89.5
             Dilutive effect of stock options                       4.8
             9% convertible note                                    6.0
                                                         --------------
             Diluted weighted average common shares               100.3
                                                         ==============

         A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions for the 13-weeks ended April 28, 2004 is as follows:

                                                                                  Successor
                                                                                   Company
                                                                               --------------
                                                                               13-Weeks Ended
         (dollars in millions)                                                 April 28, 2004
         ---------------------                                                 --------------
         Net income available to common shareholders                           $           93
         Interest on 9% convertible note, net of tax                                        1
                                                                               --------------
         Income available to common shareholders with
         assumed conversions                                                   $           94
                                                                               ==============

         Common stock equivalents of the Predecessor Company were excluded from the calculation of diluted earnings per share for the 13-weeks ended April 30, 2003 as they were anti-dilutive. Upon our emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

6.   DEBT

     Credit Facility

         Our credit agreement (the "Credit Facility") is a revolving $1.5 billion credit facility with an $800 million letter of credit sub-limit under which Kmart Corporation is the borrower. Availability under the Credit Facility is subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

         Borrowings under the Credit Facility currently bear interest at either
     (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility currently bears interest at 1.25% to 2.50% per annum. These interest rate margins may be adjusted after July 31, 2004 depending on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum until July 31, 2004, and 0.375% to 0.50% thereafter, depending on our EBITDA levels. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

         As of April 28, 2004, we had utilized $356 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During the first quarter of fiscal 2004, we replaced letters of credit used as collateral for certain programs with cash collateral to reduce utilization fees on our letters of credit. We continue to classify the cash collateral in Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of April 28, 2004, $71 million of cash was posted as collateral.

         Total availability under the Credit Facility as of April 28, 2004 was $1.144 billion.

         The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds. As of April 28, 2004, and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

     Predecessor Company Debt

         Borrowings of the Predecessor Company during Chapter 11 proceedings were available through the Court-approved $2 billion debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On May 6, 2003, in connection with the Debtors' emergence from Chapter 11, the DIP Credit Facility was terminated.

         Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts. On the Petition Date, the Predecessor Company stopped accruing interest on all unsecured pre-petition debt until it emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded by the Predecessor Company on certain pre-petition debt totaled $67 million for the 13-weeks ended April 30, 2003.

     Interest Expense, Net

         Included in Interest expense, net in the Unaudited Condensed Consolidated Statements of Operations is interest income of $5 million and $1 million for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively. Debt issuance costs of $4 million and $37 million were amortized during the 13-weeks ended April 28, 2004 and April 30, 2003, respectively, and are included in Interest expense, net. Cash paid for interest was $4 million and $2 million for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively.

7.   INCOME TAXES

         We recorded a tax provision of $56 million during the 13-weeks ended April 28, 2004 based on the estimated effective tax rate for fiscal 2004 of 37.6%.

         The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003. The $6 million tax benefit recorded during the first quarter of fiscal 2003 relates to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses.

         Cash paid for income taxes was $1 million for the 13-weeks ended April 28, 2004 and cash received was $2 million for the 13-weeks ended April 30, 2003.

8.   TREASURY STOCK

         On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) for this purpose at a cost of approximately $4 million. During the 13-weeks ended April 28, 2004, we issued 14,952 shares of restricted stock; see Note 9 -- Stock-Based Compensation. There were 39,216 and 43,749 shares in treasury as of April 28, 2004 and January 28, 2004, respectively.

9.   STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the fair value method. Total stock-based compensation expense for options of approximately $1 million will be recognized in fiscal 2004.

         The Predecessor Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which did not require the recognition of expense for the fair value of stock-based compensation.

         In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No. 123" the pro forma effects of recognizing stock-based compensation income on net loss and loss per share had the Predecessor Company applied the fair value method to stock options granted by the Predecessor Company, are as follows:

                                                             Predecessor Company
                                                             -------------------
                                                               13-Weeks Ended
     (dollars in millions, except per share data)              April 30, 2003
     --------------------------------------------              --------------

     Net loss, as reported                                    $          (862)
     Deduct: Total stock-based employee compensation
      income determined under the fair value-based
      method for all awards, net of related tax effects                    38
                                                              ----------------
     Pro forma net loss                                       $          (824)
                                                              ===============

     Basic/diluted loss per share:
     As reported                                              $         (1.65)
                                                              ===============
     Pro forma                                                $         (1.58)
                                                              ===============


         Pro forma stock-based employee compensation income of $38 million for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

         Upon our emergence from Chapter 11, all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

         During the first quarter of fiscal 2004, we issued 14,952 shares of restricted stock at a grant price of $33.44. We accounted for this restricted stock grant as a fixed award, and recorded deferred employee compensation in Capital in excess of par value. The deferred employee compensation is being amortized to compensation expense on a straight-line basis over the vesting period of three years.

10.  REAL ESTATE TRANSACTIONS INCLUDING PROPERTY HELD FOR SALE

         Property held for sale was $50 million, $56 million and $160 million as of April 28, 2004, January 28, 2004 and April 30, 2003, respectively, and is included within Other current assets in our Unaudited Condensed Consolidated Balance Sheets. During the 13-weeks ended April 28, 2004, we sold $2 million of these assets for their book value.

         The Company also sold certain other assets, resulting in a net gain of $32 million for the 13-weeks ended April 28, 2004. Included within this gain was $12 million related to the sale of our corporate airplanes, $17 million related to the sale of the Kmart Trinidad subsidiary and its associated property and $3 million related to various other asset sales. During this same time period, the Company acquired eleven previously leased properties for $33 million.

11.  COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents net income or loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. For the 13-weeks ended April 28, 2004, we recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $1 million to reduce the value of our investment in certain available-for-sale equity securities to current market value. For the 13-weeks ended April 30, 2003, comprehensive loss included a minimum pension liability adjustment of $94 million.

12.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

         Kmart footwear departments are operated under a license agreement with certain Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS. On March 2, 2004, FTS and its direct and indirect subsidiaries, including all Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Given the profitability of the Meldisco subsidiaries with which we do business, and the likelihood of future receipts of the amounts due from those Meldisco subsidiaries, no valuation reserve has been established for amounts due to us from FTS.

         On May 7, 2004, FTS sold 353 of its Footaction stores to Foot Locker, Inc. for $225 million. Following the sale of the Footaction stores, FTS will consist primarily of the Meldisco business.

         We have been advised that FTS will be restating its financial statements for certain prior periods. As a result, we have not received final financial statements for fiscal 2002, 2003 or the first quarter of fiscal 2004 for the Meldisco subsidiaries with which we do business at the time of our filing of this Quarterly Report on Form 10-Q. We received preliminary financial statements from FTS which we believe provide a reliable basis to estimate equity income as recognized in all periods presented in our Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 28, 2004 and April 30, 2003, those Meldisco subsidiaries had net sales at our footwear departments of $186 million and $246 million, respectively. For the 13-weeks ended April 28, 2004 and April 30, 2003, our equity income in those Meldisco subsidiaries was $3 million and $7 million, respectively. Although there can be no assurance until FTS restates its financial statements, at this time, we do not expect the restatement to have a material effect on our equity income or other fees earned from the Meldisco subsidiaries.

13.  DISCONTINUED OPERATIONS

         During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores, of which 66 stores met the criteria to be accounted for as discontinued operations. The Company applied the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003.

                                                              Predecessor Company
                                                              -------------------
                                                                 13-Weeks Ended
     (dollars in millions)                                       April 30, 2003
     ---------------------                                    -------------------

     Sales                                                    $             232
     Cost of sales, buying and occupancy                                    150
                                                              -----------------
     Gross margin                                                            82
     Selling, general and administrative expenses                            43
     Restructurings, impairments and other charges                            5
     Reorganization items, net                                               44
                                                              -----------------

     Discontinued operations, net of tax                      $             (10)
                                                              =================


14.  SPECIAL CHARGES

         Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under Chapter 11 proceedings. The effects of these actions on the 13-weeks ended April 30, 2003 are summarized below.

     Corporate Cost Reduction Initiatives

         During fiscal 2002 and the 13-weeks ended April 30, 2003, the Predecessor Company eliminated approximately 950 positions with an initial charge of $50 million recorded in fiscal 2002. The Predecessor Company reduced its reserve for such corporate cost reductions by $10 million in the 13-weeks ended April 30, 2003, as a result of a change in the estimated expenses. This reduction is included in Restructuring, impairment and other charges in the Unaudited Condensed Consolidated Statements of Operations.

     Accelerated Depreciation

         The Predecessor Company recorded charges of $52 million during the 13-weeks ended April 30, 2003 for accelerated depreciation on unimpaired assets to be disposed of following the 316 store closings. Of the $52 million recorded, $47 million is included in Restructurings, impairments and other charges and $5 million is included in Discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

     Reserve Activity

         As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 2 -- Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization.

         Restructuring reserves related to the fiscal 2002 employee severance program were assumed by the Successor Company. Payments made against the reserve were $1 million for the 13-weeks ended April 28, 2004. In addition, we recorded non-cash reductions of $2 million to the reserve during the first quarter of fiscal 2004. As of April 28, 2004, January 28, 2004 and April 30, 2003, the liability for the fiscal 2002 employee severance program was $1 million, $4 million and $36 million, respectively.

15.  REORGANIZATION ITEMS, NET

         Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following have been recorded:

                                                            Predecessor Company
                                                            -------------------
                                                              13-Weeks Ended
      (dollars in millions)                                   April 30, 2003
      ---------------------                                   --------------
      Gain on extinguishment of debt                        $        (5,642)
      Revaluation of assets and liabilities                           5,642
      Fleming settlement                                                385
      Estimated claims for rejected executory contracts                 200
      2003 store closings                                               158
      Other                                                              26
                                                            ---------------

      Reorganization items, net                             $           769
                                                            ===============


         The following paragraphs provide additional information relating to costs that were recorded in Reorganization items, net in the Unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003.

     Gain on extinguishment of debt/Revaluation of assets and liabilities

         See Note 2 -- Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

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

     Estimated claims for rejected executory contracts

         For the 13-weeks ended April 30, 2003, the Predecessor Company recorded expense of $200 million for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contract. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 2 -- Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

     2003 store closings

         As a result of the decision to close the 316 stores, the Predecessor Company recorded a charge of $214 million in the first quarter of fiscal 2003 for lease terminations and other costs, of which $56 million is included in Discontinued operations and the remaining $158 million is included in Reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations.

     Other reorganization items

         For the 13-weeks ended April 30, 2003, the Predecessor Company recorded professional fees of $43 million, employee costs of $66 million relating to the Key Executive Retention Program, a gain of $17 million for the sale of pharmacy lists, income of $65 million for lease auction proceeds related to the 2003 and 2002 closed stores, a gain of $15 million for the settlement of pre-petition liabilities and net expenses of $14 million for other miscellaneous reorganization items.

16.  COMMITMENTS AND CONTINGENCIES

         On February 11, 2004, the Company filed a suit in the Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") against MSO IP Holdings, Inc. ("MSO"), a subsidiary of Martha Stewart Living Omnimedia, Inc., pertaining to the License Agreement between MSO and Kmart Corporation (the "Agreement"). The Agreement was assumed by the Company as part of the Chapter 11 proceedings. The parties sought interpretation of the royalty structure of the Agreement. As a result of a settlement the Company reached with MSO, the Company dismissed the suit with prejudice on April 23, 2004. The settlement amends several terms of the Agreement, including extending the Agreement two years, through 2009; expanding the scope of the Agreement to include several new product categories; eliminating the product category minimum guarantee; reducing the aggregate minimum guarantee in future years; and making certain other adjustments.

         One of our past providers of surety bonds, Fireman's Fund Insurance Company ("Fireman's Fund"), elected not to participate in the continuation of our surety program during the pendency of the Predecessor Company's bankruptcy case. Fireman's Fund has now filed a motion with the Bankruptcy Court seeking (i) recovery of $34 million that Fireman's Fund alleges it has paid pursuant to pre-petition surety bonds it issued with regard to the Predecessor Company's workers' compensation insurance programs, and (ii) an order obligating us to make all payments of Fireman's Fund's future obligations under the bonds, which Fireman's Fund contends could be in excess of $35 million. We have filed an opposition to the motion contending, among other things, that Fireman's Fund's claim is an unsecured pre-petition claim that was resolved under the Plan of Reorganization that was approved by the Bankruptcy Court, and therefore Fireman's Fund has the same rights as any other general unsecured creditor under that Plan. A hearing on the motion has been tentatively scheduled for June 15, 2004.

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

         We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our Unaudited Condensed Balance Sheet as of April 28, 2004 only reflects potential losses for which the Successor Company may have ultimate responsibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2004. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather an update of the previous disclosures.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, express or implied by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain normal terms with vendors and service providers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; weather conditions, including those which affect buying patterns of Kmart's customers; other factors affecting business beyond Kmart's control; and Kmart's ability to attract, motivate and/or retain key executives and associates. Kmart undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances after the date such statements were made.

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

RESULTS OF OPERATIONS

         Due to the application of Fresh-Start accounting upon our emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company.

13-WEEKS ENDED APRIL 28, 2004 COMPARED TO 13-WEEKS ENDED APRIL 30, 2003

         Same-store sales and total sales decreased 12.9% and 25.3%, respectively, for the 13-weeks ended April 28, 2004 as compared to the 13-weeks ended April 30, 2003. Same-store sales include sales of all open stores that have been open for more than 13 full months. The decrease in same-store sales is due primarily to several Company-wide promotional events occurring in the first quarter of fiscal 2003 along with a reduction in advertising, including the frequency of mid-week circulars in the current year. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 316 stores in the first quarter of fiscal 2003.

         Gross margin decreased $282 million to $1.14 billion, for the 13-weeks ended April 28, 2004, from $1.42 billion for the 13-weeks ended April 30, 2003. Gross margin, as a percentage of sales, increased to 24.6% for the 13-weeks ended April 28, 2004, from 23.0% for the 13-weeks ended April 30, 2003. Favorably affecting the gross margin rate were fewer clearance markdowns and reduced depreciation as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-(CONTINUED)


         Selling, General and Administrative Expenses ("SG&A") decreased $417 million to $1.0 billion, or 21.8% of sales for the 13-weeks ended April 28, 2004, from $1.42 billion, or 23.0% of sales, for the 13-weeks ended April 30, 2003. The decrease in SG&A resulted from reduced payroll and related expenses in our stores during the current quarter, as well as the effect of store closings and corporate cost reduction initiatives implemented in the first quarter of fiscal 2003. Also affecting the decline was a reduction in advertising expenses and lower depreciation as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting.

         Operating income for the 13-weeks ended April 28, 2004 was $165 million, or 3.6% of sales, as compared to a loss of $39 million, or (0.6%) of sales, for the same period in the prior year. The improvement was primarily due to the decrease in SG&A and the improvement in our gross margin rate, as discussed above, partially offset by an overall decline in gross margin dollars due to our reduced store base. Operating income was also affected by net gains on sales of assets of $32 million in the current quarter and Restructuring, impairment and other charges of $37 million in the first quarter of fiscal 2003.

         Interest expense, net for the 13-weeks ended April 28, 2004 and April 30, 2003 was $26 million and $57 million, respectively. During the 13-weeks ended April 28, 2004, $12 million of interest expense was recorded for the accretion of obligations recorded at net present value. Included in interest expense for the 13-weeks ended April 30, 2003 was $37 million of amortization of debt issuance costs associated with the Predecessor Company's Court-approved $2 billion debtor-in-possession financing facility. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 was $67 million. Interest expense is net of interest income of $5 million and $1 million for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively.

         Effective income tax rate was 37.6% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively, see Note 7 -- Income Taxes.

LIQUIDITY AND FINANCIAL CONDITION

         Our cash needs are satisfied through working capital generated by our business and availability under our Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our emergence from Chapter 11, most of our vendors continue to support us and have resumed normal trade terms. We continue to focus on maintaining our favorable vendor relationships and do not expect to experience any significant disruption of terms with our vendors. Should we experience a significant disruption of terms with our vendors, sales fail to improve, the Credit Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

         In the normal course of business, the Company considers opportunities to purchase leased operating properties, as well as offers to sell owned or if leased, assign operating and non-operating properties. These transactions may, individually or in the aggregate, result in material proceeds or outlays of cash. In addition, the Company reviews leases that will expire in the short-term in order to determine the appropriate action to take in respect with the lease.

CREDIT FACILITY

         Our Credit Facility is a revolving $1.5 billion credit facility with an $800 million letter of credit sub-limit under which Kmart Corporation is the borrower. Availability under the Credit Facility is subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-(CONTINUED)


         Borrowings under the Credit Facility currently bear interest at either
(i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility currently bears interest at 1.25% to 2.50% per annum. These interest rate margins may be adjusted after July 31, 2004 depending on our EBITDA levels. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum until July 31, 2004, and 0.375% to 0.50% thereafter, depending on our EBITDA levels. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

         As of April 28, 2004, we had utilized $356 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During the first quarter of fiscal 2004, we replaced letters of credit used as collateral for certain programs with cash collateral to reduce utilization fees on our letters of credit. We continue to classify the cash collateral in Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of April 28, 2004, $71 million of cash was posted as collateral.

         Total availability under the Credit Facility as of April 28, 2004 was $1.144 billion.

         The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds. As of April 28, 2004 and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

CASH FLOWS

         Net cash provided by operating activities was $142 million for the 13-weeks ended April 28, 2004 compared to $576 million for the 13-weeks ended April 30, 2003. The Company's net income drove the operating cash flow for the first quarter of fiscal 2004. Favorable working capital changes also impacted cash flow from operations during this period. For the 13-weeks ended April 30, 2003, a decrease in inventory due to liquidation sales in conjunction with store closings and improved inventory management, partially offset by a decrease in accounts payable, had a favorable effect on operating cash flow.

         For the 13-weeks ended April 28, 2004 and the 13-weeks ended April 30, 2003, investing activities of the Company generated $11 million and $60 million, respectively. Proceeds of $66 million in the current period primarily related to the sale of $38 million of non-core assets and were partially offset by capital expenditures of $55 million for the purchase of 11 previously leased store locations and store maintenance. In the prior year period, proceeds of $64 million were received from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations.

         Payments on capital leases and mortgage obligations of $13 million and $17 million were the primary uses of cash for financing activities for the 13-weeks ended April 28, 2004 and the 13-weeks ended April 30, 2003, respectively.

         In fiscal 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. As of April 28, 2004, we had repurchased approximately $4 million of Common Stock in relation to this program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-(CONTINUED)


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

         Contributions to the plans were not required for the 13-weeks ended April 28, 2004 or April 30, 2003. The estimated contribution for fiscal 2004 is $11 million.

         Pension expense was $4 million and $21 million for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively.

OTHER

         In light of the Company's liquidity position and subject to compliance with our Credit Facility, we may consider various uses of cash and other resources in the future which could include investments in various forms of securities, share repurchases, the acquisition of related or unrelated businesses, and the payment of dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         Management believes the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition. We have disclosed our critical accounting policies and estimates, which include inventory valuation, self insurance reserves, pension accounting and deferred taxes, in our Annual Report on Form 10-K for the year ended January 28, 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         For a comprehensive discussion see Note 3 -- New Accounting Pronouncements.

DISCONTINUED OPERATIONS

         During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total store closings, 66 met the criteria for discontinued operations. For a comprehensive discussion see Note 13 -- Discontinued Operations.

         For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

SPECIAL CHARGES

         Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion see Note 14 -- Special Charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS-(CONTINUED)


REORGANIZATION ITEMS, NET

         Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items.
For a comprehensive discussion see Note 15 -- Reorganization Items, net.

OTHER MATTERS

         In March 2002, the Court issued an order providing for the continuation of the Predecessor Company's existing surety bond coverage, which permitted the Predecessor Company to self-insure its workers' compensation programs in various states. Discussions have been ongoing with the issuers of pre-petition surety bonds regarding the further continuation of the bonds. To date, we have reached agreements with Liberty Mutual Insurance Company, historically the Predecessor Company's largest provider of surety bonds, as well as RLI Insurance, on the terms and conditions of a continuation of their respective bonds. In addition, we currently have agreements in principle with Westchester Fire Insurance Company and with XL Insurance, the remaining issuers of pre-petition surety bonds that participated in the continuation of our surety program during the pendency of the Predecessor Company's bankruptcy case. If such negotiations prove unsuccessful and the applicable surety bonds were to be cancelled, we could lose our self-insured status in the states covered by those surety bonds and be required to pursue alternative workers' compensation insurance programs in the affected states. These alternative programs include (i) retaining self-insurance privileges in certain states using alternative forms of security,
(ii) purchasing insurance policies to cover our workers' compensation liabilities in certain states, and (iii) participating in state-assigned risk and/or state funded insurance programs. We do not expect that any such alternative programs would result in additional costs having a material adverse effect on our financial position or results of operations.

         On June 4, 2003, Martha Stewart was indicted in the United States District Court of the Southern District of New York. She was convicted on March 5, 2004 of conspiracy, obstruction of justice and two counts of making false statements to federal investigators. Ms. Stewart filed a motion for a new trial, which was denied on May 5, 2004. Sentencing in the matter is currently scheduled for June 17, 2004. The Martha Stewart Everyday brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. Ms. Stewart has resigned her positions as Chairman, Chief Executive Officer and Chief Creative Officer of Martha Stewart Living Omnimedia, Inc., and her seat on the company's Board of Directors. She has assumed the position of Founding Editorial Director. To date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart Everyday brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart Everyday brand products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At April 28, 2004, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

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

         No changes in the Company's internal controls have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 16 of the Notes to Unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 31.1 Chief Executive Officer Certification pursuant to Rule
                      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

         Exhibit 31.2 Chief Financial Officer Certification pursuant to Rule
                      13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

         Exhibit 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

         We filed the following Current Reports on Form 8-K with the SEC:

         1. On March 8, 2004, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce the hiring of a Senior Vice President.

         2. On March 18, 2004, Kmart Holding Corporation filed a Current Report on Form 8-K to report the fourth quarter 2004 operating results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.






                                 Date:            MAY 17, 2004



                                              Kmart Holding Corporation
                                          -----------------------------
                                                    (Registrant)



                                 By:            /s/ Julian C. Day
                                          -----------------------------
                                                  Julian C. Day
                                             Chief Executive Officer
                                          (Principal Executive Officer)

                                            /s/ James D. Donlon, III
                                          -----------------------------
                                              James D. Donlon, III
                                             Chief Financial Officer
                                          (Principal Financial Officer)

                                             /s/ Richard J. Noechel
                                          -----------------------------
                                               Richard J. Noechel
                                          Vice President and Controller
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX



         EXHIBIT NO.          DESCRIPTION

         Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302

         Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302

         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002