Form 10-Q
period 2004-07-28
KMART HOLDING CORP
filed 2004-08-16
CIK 1229206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                          Commission File No. 000-50278

                            KMART HOLDING CORPORATION
              ----------------------------------------------------
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

                                 Yes [X] No [ ]

As of August 6, 2004, 89,647,641 shares of Common Stock of the Registrant were outstanding.

                                      INDEX

                                                                                       PAGE
                                                                                       -----
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited) -- for the 13-
            weeks ended July 28, 2004 and July 30, 2003                                  3

         Condensed Consolidated Statements of Operations (Unaudited)--
         Successor Company -- for the 26-weeks ended July 28, 2004 and
            13-weeks ended July 30, 2003
         Predecessor Company -- for the 13-weeks ended April 30, 2003                    4

         Condensed Consolidated Balance Sheets (Unaudited)-- as of July 28, 2004,
            January 28, 2004 and July 30, 2003                                           5

         Condensed Consolidated Statements of Cash Flows (Unaudited)--
         Successor Company -- for the 26-weeks ended July 28, 2004  and the 13-weeks ended July 30, 2003
         Predecessor Company -- for the 13-weeks ended April 30, 2003                    6

         Notes to Unaudited Condensed Consolidated Financial Statements                7-19

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                 20-27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     28

Item 4.  Controls and Procedures                                                        28

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              29

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
            Securities                                                                  29

Item 4.  Submission of Matters to a Vote of Security Holders                            29

Item 6.  Exhibits and Reports on Form 8-K                                              29-30

         Signatures                                                                     31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   13-WEEKS ENDED  13-WEEKS ENDED
                                                    JULY 28, 2004  JULY 30, 2003
                                                   --------------  --------------
Sales                                               $      4,785    $      5,652
Cost of sales, buying and occupancy                        3,543           4,419
                                                    ------------    ------------

Gross margin                                               1,242           1,233
Selling, general and administrative expenses               1,039           1,225
Net gains on sales of assets                                 (72)             (2)
                                                    ------------    ------------

Operating income                                             275              10
Interest expense, net                                         31              21
Bankruptcy-related recoveries                                 (5)              -
Equity income in unconsolidated subsidiaries                   -              (2)
                                                    ------------    ------------

Income (loss) from operations before income taxes            249              (9)
Provision for (benefit from) income taxes                     94              (4)
                                                    ------------    ------------

Net income (loss)                                   $        155    $         (5)
                                                    ============    ============

Basic net income (loss) per common share            $       1.73    $      (0.06)
                                                    ============    ============

Diluted net income (loss) per common share          $       1.54    $      (0.06)
                                                    ============    ============

Basic weighted average shares (millions)                    89.5            89.7

Diluted weighted average shares (millions)                 101.5            89.7

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                        PREDECESSOR
                                                                            SUCCESSOR COMPANY             COMPANY
                                                                     ------------------------------   ---------------
                                                                     26-WEEKS ENDED  13-WEEKS ENDED   13-WEEKS ENDED
                                                                     JULY 28, 2004    JULY 30, 2003    APRIL 30, 2003
                                                                     --------------  --------------   ---------------
Sales                                                                 $     9,400      $     5,652      $     6,181
Cost of sales, buying and occupancy                                         7,021            4,419            4,762
                                                                      -----------      -----------      -----------

Gross margin                                                                2,379            1,233            1,419
Selling, general and administrative expenses                                2,043            1,225            1,421
Net gains on sales of assets                                                 (104)              (2)               -
Restructuring, impairment and other charges                                     -                -               37
                                                                      -----------      -----------      -----------

Operating income (loss)                                                       440               10              (39)
Interest expense, net                                                          57               21               57
Bankruptcy-related recoveries                                                 (12)               -                -
Equity income in unconsolidated subsidiaries                                   (3)              (2)              (7)
Reorganization items, net                                                       -                -              769
                                                                      -----------      -----------      -----------

Income (loss) from continuing operations before income taxes                  398               (9)            (858)
Provision for (benefit from) income taxes                                     150               (4)              (6)
                                                                      -----------      -----------      -----------

Income (loss) from continuing operations                                      248               (5)            (852)
Discontinued operations (net of income taxes of $0)                             -                -              (10)
                                                                      -----------      -----------      -----------

Net income (loss)                                                     $       248      $        (5)     $      (862)
                                                                      ===========      ===========      ===========

Basic income (loss) per common share from continuing operations       $      2.77      $     (0.06)     $     (1.63)
Discontinued operations                                                         -                -            (0.02)
                                                                      -----------      -----------      -----------
Basic net income (loss) per common share                              $      2.77      $     (0.06)     $     (1.65)
                                                                      ===========      ===========      ===========

Diluted income (loss) per common share from continuing operations     $      2.47      $     (0.06)     $     (1.63)
Discontinued operations                                                         -                -            (0.02)
                                                                      -----------      -----------      -----------
Diluted net income (loss) per common share                            $      2.47      $     (0.06)     $     (1.65)
                                                                      ===========      ===========      ===========

Basic weighted average shares (millions)                                     89.5             89.7            522.7

Diluted weighted average shares (millions)                                  101.1             89.7            522.7

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          JULY 28,       JANUARY 28,      JULY 30,
                                                                            2004           2004             2003
                                                                         ----------      ----------      ----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $    2,626      $    2,088      $    1,200
  Merchandise inventories                                                     3,212           3,238           4,063
  Accounts receivable, net                                                      225             301             305
  Other current assets                                                          130             184             254
                                                                         ----------      ----------      ----------
TOTAL CURRENT ASSETS                                                          6,193           5,811           5,822
  Property and equipment, net                                                   240             153              43
  Other assets and deferred charges                                             212             120              90
                                                                         ----------      ----------      ----------

TOTAL ASSETS                                                             $    6,645      $    6,084      $    5,955
                                                                         ==========      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Long-term debt and mortgages payable due within one year               $        4      $        4      $       66
  Accounts payable                                                              977             820           1,083
  Accrued payroll and other liabilities                                         772             671             636
  Taxes other than income taxes                                                 291             281             333
                                                                         ----------      ----------      ----------
TOTAL CURRENT LIABILITIES                                                     2,044           1,776           2,118
LONG-TERM LIABILITIES
  Long-term debt and mortgages payable                                          103             103              51
  Capital lease obligations                                                     335             374             401
  Pension obligations                                                           880             873             861
  Unfavorable operating leases                                                  316             342             334
  Other long-term liabilities                                                   430             424             482
                                                                         ----------      ----------      ----------
TOTAL LIABILITIES                                                             4,108           3,892           4,247

SHAREHOLDERS' EQUITY
 Preferred stock 20,000,000 shares authorized; no shares outstanding              -               -               -
 Common stock $0.01 par value, 500,000,000 shares authorized;
  89,647,641, 89,633,760 and 89,677,509 shares issued, respectively               1               1               1
 Treasury stock, at cost                                                         (1)             (1)              -
 Capital in excess of par value                                               2,041           1,943           1,712
 Retained earnings (Accumulated deficit)                                        496             248              (5)
 Accumulated other comprehensive income                                           -               1               -
                                                                         ----------      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                    2,537           2,192           1,708
                                                                         ----------      ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    6,645      $    6,084      $    5,955
                                                                         ==========      ==========      ==========

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                            PREDECESSOR
                                                                 SUCCESSOR COMPANY            COMPANY
                                                            ----------------------------   --------------
                                                             26-WEEKS         13-WEEKS        13-WEEKS
                                                               ENDED            ENDED          ENDED
                                                            JULY 28, 2004   JULY 30, 2003  APRIL 30, 2003
                                                            -------------   -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $        248    $         (5)   $       (862)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                   24               5             177
      Store closings inventory charges                                17               -               -
      Net gains on sales of assets                                  (104)             (2)              -
      Deferred income taxes                                           22               -               -
      Equity income in unconsolidated subsidiaries                    (3)             (2)             (7)
      Restructuring, impairments and other charges                     -               -              44
      Reorganization items, net                                        -               -             769
   Dividends received from Meldisco                                    3               -              36
   Cash used for store closings and other charges                      -              (5)            (64)
   Cash used for payments of exit costs and other
    reorganization items                                               -            (451)            (19)
   Change in:
      Merchandise inventories                                         10             368             480
      Accounts receivable                                             41              75             114
      Accounts payable                                               156             (77)           (117)
      Taxes payable                                                  133             (11)            (16)
      Other assets                                                    13              26               9
      Other liabilities                                              (24)            (93)             32
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                 536            (172)            576
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                                     153              44              64
   Capital expenditures                                             (124)            (27)             (4)
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             29              17              60
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                             (25)            (14)            (16)
   Payments on mortgages                                              (2)             (4)             (1)
   Proceeds from issuance of debt                                      -              60               -
   Debt issuance costs                                                 -             (46)              -
   Fees paid to Plan Investors                                         -             (13)              -
   Issuance of common shares                                           -             140               -
                                                            ------------    ------------    ------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                 (27)            123             (17)
                                                            ------------    ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              538             (32)            619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,088           1,232             613
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      2,626    $      1,200    $      1,232
                                                            ============    ============    ============

      See accompanying Notes to Unaudited Condensed Consolidated Financial
                                  Statements.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

            Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") is the nation's third largest discount retailer. We operate in the general merchandise retailing industry through 1,503 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and through our e-commerce shopping site, www.kmart.com.

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

      Plan Investors

            At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. The term of the Note was extended two years to May 2006 by notice given in December 2003, consistent with the terms of the agreement. With respect to the Note, the principal is convertible at any time, at the option of the holder, into 6 million shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement").

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

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

      Claims Resolution

            We continue to make progress in the reconciliation and settlement of the various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 19.7 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $4.1 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, our current distribution reserve for claim settlements is approximately 20 percent of shares issued. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

            During the second quarter of fiscal 2004, we reduced the distribution reserve from 30 percent to 20 percent, resulting in the distribution of approximately 2.2 million shares to claimants who had previously received shares for allowed claims. The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the Plan of Reorganization.

            The next scheduled distribution under the Plan of Reorganization is expected to commence on or about October 1, 2004.

      Bankruptcy-Related Recoveries

            For the 13-weeks and 26-weeks ended July 28, 2004, we recognized recoveries of $5 million and $12 million, respectively, from vendors who had received cash payments for pre-petition obligations or preference payments. See Note 18 - Commitments and Contingencies for a more detailed discussion.

3.    NEW ACCOUNTING PRONOUNCEMENTS

            In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements" ("SAB 101") to include the guidance from Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. There was no impact to the Company upon adoption of SAB 104.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

4.    REAL ESTATE AND PROPERTY TRANSACTIONS

      Home Depot U.S.A., Inc.

            On June 3, 2004, the Company entered into multiple definitive agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell up to four owned properties and assign up to 20 leased properties for a maximum purchase price of $365 million in cash. Pursuant to the first of these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. On August 10, 2004, the second agreement was amended, which limited the number of leased properties to be assigned to not more than 15 properties with a maximum purchase price of $230 million in cash. We completed the assignment of nine of these properties on August 13, 2004, resulting in proceeds to the Company of $114 million in cash. We anticipate that Home Depot may close on the remaining six leases by the end of August 2004, subject to closing conditions being satisfied. In the event Home Depot does not close on certain of these properties, we have the option to assign up to two of these properties to Home Depot for a maximum of $42 million in cash.

      Sears, Roebuck and Co.

            On June 29, 2004, the Company entered into an agreement with Sears, Roebuck and Co. ("Sears") to sell up to two owned properties and assign up to 52 leased properties for a maximum purchase price of $621 million in cash. Pursuant to this agreement, certain closing conditions for a minimum of 43 of the properties must be satisfied by August 31, 2004. However, if the closing conditions have not been satisfied by August 31, 2004, the Company, at its option, may give written notice to Sears by September 9, 2004 to proceed with the closing with respect to those properties for which closing conditions have been satisfied. In the event the closing conditions for the 43 properties have not been satisfied by August 31, 2004 and written notice has not been given to Sears by the Company, either party may terminate the purchase agreement subsequent to September 9, 2004, but prior to the date closing conditions are satisfied for at least 43 properties. Assuming such conditions are met, the Company will receive 30% of the purchase price in September 2004. The remaining 70% of the purchase price will be received when Sears has been assigned the leases and occupies the properties, which shall take place no later than April 15, 2005.

      Other

            The Company also sold certain other assets, resulting in net gains of $29 million and $61 million for the 13-weeks and 26-weeks ended July 28, 2004, respectively. Included within this gain for the 26-week period was $17 million related to the sale of the Company's Trinidad subsidiary and its associated property, $12 million related to the sale of the Company's corporate airplanes and $32 million from sales of other real and personal property. During this same time period, the Company acquired 22 previously-leased properties for $84 million.

5.    PENSION PLAN

            The following table summarizes the net periodic benefit cost recognized for our qualified employee pension plan.

                                                                                                                    Predecessor
                                                                             Successor Company                        Company
                                                           ----------------------------------------------------    ---------------
                                                           26-Weeks Ended      13-Weeks Ended     13-Weeks Ended   13-Weeks Ended
                 (dollars in millions)                     July 28, 2004       July 28, 2004      July 30, 2003    April 30, 2003
                 ---------------------                     -------------     ----------------     -------------    ---------------
        Components of Net Periodic Expense

          Interest costs                                    $         77       $           39      $         38    $            38
          Expected return on plan assets                             (69)                 (35)              (29)               (33)
          Net loss recognition                                         -                    -                 -                 18
          Amortization of unrecognized transition asset                -                    -                 -                 (2)
                                                            ------------       --------------      ------------    ---------------
          Net periodic expense                              $          8       $            4      $          9    $            21
                                                            ============       ==============      ============    ===============

            During the 13-weeks and 26-weeks ended July 28, 2004 contributions to the plan were approximately $1 million. Contributions to the plan were not required for the 13-weeks ended July 30, 2003 or April 30, 2003. The estimated contribution for fiscal 2004 is $11 million.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

6.    EARNINGS PER SHARE

            Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of stock options, the conversion of convertible debt and the impact of restricted stock when dilutive.

            A reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

                                                        13-Weeks Ended        26-Weeks Ended
        (in millions)                                    July 28, 2004         July 28, 2004
        -------------                                   --------------        --------------
        Basic weighted average common shares                  89.5                  89.5
        Dilutive effect of stock options                       6.0                   5.6
        9% convertible note                                    6.0                   6.0
                                                             -----                 -----
        Diluted weighted average common shares               101.5                 101.1
                                                             =====                 =====

            A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

                                                                               13-Weeks Ended   26-Weeks Ended
        (dollars in millions)                                                   July 28, 2004    July 28, 2004
        ---------------------                                                   -------------    -------------
        Net income available to common shareholders                             $         155    $         248
        Interest on 9% convertible note, net of tax                                         1                2
                                                                                -------------    -------------
        Income available to common shareholders with assumed conversions        $         156    $         250
                                                                                =============    =============

            Common stock equivalents were excluded from the calculation of diluted earnings per share for the 13-weeks ended July 30, 2003 and April 30, 2003 as they were anti-dilutive. Upon our emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

7.    DEBT

      Credit Facility

            Our credit agreement (the "Credit Facility") is a $1.0 billion revolving credit facility with an $800 million letter of credit sub-limit under which Kmart Corporation is the borrower. From its inception, we have only used the Credit Facility to support issuances of letters of credit. In July 2004, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. In conjunction with the reduction of our Credit Facility, we accelerated the amortization of $9 million of the associated debt issuance costs. Availability under the Credit Facility is subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

            Borrowings under the Credit Facility are subject to a sliding pricing scale based on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels and such adjustments are implemented quarterly. Borrowings currently bear interest at either (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility in support of trade and standby letters of credit currently bears interest at 1.25% and 2.50% per annum, respectively. In addition, we are currently required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

            As of July 28, 2004, we had utilized $341 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During the first six months of fiscal 2004, we replaced letters of credit used as collateral for certain programs with cash collateral to reduce fees on our letters of credit. We continue to classify the cash collateral in Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of July 28, 2004, $214 million of cash was posted as collateral.

            Total availability under the Credit Facility as of July 28, 2004 was approximately $630 million.

            The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds. As of July 28, 2004, and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

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

      Interest Expense, Net

                                                                                                            Predecessor
                                                                     Successor Company                        Company
                                                 -----------------------------------------------------     --------------
                                                 26-Weeks Ended       13-Weeks Ended     13-Weeks Ended    13-Weeks Ended
      (dollars in millions)                        July 28, 2004        July 28, 2004      July 30, 2003    April 30, 2003
      ---------------------                       --------------       --------------     -------------     --------------
      Components of Interest Expense, Net

        Interest expense                           $          28        $          13       $        18     $           21
        Accretion of obligations at net present
          value                                               25                   13                 -                  -
        Amortization of debt issuance costs                   16                   12                 5                 37
        Interest income                                      (12)                  (7)               (2)                (1)
                                                   -------------        -------------       -----------     --------------
        Interest expense, net                      $          57        $          31       $        21     $           57
                                                   =============        =============       ===========     ==============

            Cash paid for interest was $28 million, $13 million, $17 million and $19 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 28, 2004, July 30, 2003 and April 30, 2003, respectively.

8.    INCOME TAXES

            We recorded a tax provision of $94 million and $150 million during the 13-weeks and 26-weeks ended July 28, 2004, respectively, based on the estimated effective tax rate for fiscal 2004 of 37.6%. We recorded a $4 million tax benefit from our losses during the 13-weeks ended July 30, 2003 based upon the estimated effective tax rate for the 39-weeks ended January 28, 2004 (successor period). The $6 million tax benefit recorded during the first quarter of fiscal 2003 relates to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

            The Predecessor Company recorded a full valuation allowance against its net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003. Given the Company's actual and forecasted levels of profitability in fiscal 2004, management believes that a portion of the pre-emergence net deferred tax assets will more likely than not be realized. As such, the Company reduced the valuation allowance on its pre-emergence net deferred tax assets by $92 million in the second quarter of fiscal 2004 to reflect its estimated utilization through the end of fiscal 2004. The Company will continue to assess the likelihood of realization of its pre-emergence net deferred tax assets and would reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, the benefit from the reduction of the valuation allowance is recorded as a direct credit to Capital in excess of par value with no impact on the Company's earnings or cash flows.

            During the 26-weeks ended July 28, 2004, we reduced our reserves for Predecessor Company income tax liabilities by $5 million, primarily due to favorable claims settlements. We recorded this adjustment to Capital in excess of par value in our Unaudited Condensed Consolidated Balance Sheet as of July 28, 2004.

            As of July 28, 2004, the Company has post-emergence net deferred tax assets of $57 million. It is the Company's position that this net deferred tax asset will be utilized in the near future and no valuation allowance is required.

            Cash paid for income taxes was $2 million, $1 million and $1 million for the 26-weeks ended July 28, 2004, and the 13-weeks ended July 28, 2004 and July 30, 2003, respectively. Cash received for tax refunds and credits was $2 million for the 13-weeks ended April 30, 2003.

9.    TREASURY STOCK

            On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the primary purpose of providing restricted stock grants to certain employees. On June 29, 2004, the Company's Board of Directors increased the existing share repurchase authorization to $100 million and broadened the scope of future repurchases to include the repurchase of shares in furtherance of general corporate purposes. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) primarily for the purpose of providing restricted stock grants, at a cost of approximately $4 million. We issued 17,109 and 32,061 shares of restricted stock during the 13-weeks and 26-weeks ended July 28, 2004, respectively; see Note 10 - Stock-Based Compensation. There were 29,868 and 43,749 shares in treasury as of July 28, 2004 and January 28, 2004, respectively. There were no shares in treasury as of July 30, 2003.

10.   STOCK-BASED COMPENSATION

            The Company accounts for stock-based compensation using the fair value method. Total stock-based compensation expense of approximately $1 million will be recognized in fiscal 2004 for outstanding stock options.

            The Predecessor Company accounted for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which did not require the recognition of expense for the fair value of stock-based compensation.

            In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" the pro forma effects of recognizing the fair value of stock-based compensation on net loss and loss per share had the Predecessor Company applied the fair value method to stock options granted by the Predecessor Company would have resulted in a pro forma adjustment of $38 million for stock-based employee compensation income, a pro forma net loss of $824 million and a pro forma basic/diluted loss per share of $1.58 for the 13-weeks ended April 30, 2003. Pro forma stock-based employee compensation income of $38 million for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

            Upon our emergence from Chapter 11, all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

            During the 26-weeks ended July 28, 2004, we issued 32,061 shares of restricted stock at grant prices ranging from $29.23 to $33.44. We accounted for these restricted stock grants as fixed awards, and recorded deferred employee compensation to Capital in excess of par value. Deferred employee compensation of $1 million is being amortized to compensation expense on a straight-line basis over the vesting period of three years for these grants.

11.   PROPERTY HELD FOR SALE

            Property held for sale was $35 million, $56 million and $117 million as of July 28, 2004, January 28, 2004 and July 30, 2003, respectively, and is included within Other current assets in our Unaudited Condensed Consolidated Balance Sheets. During the 13-weeks and 26-weeks ended July 28, 2004, we sold $15 million and $17 million of these assets for their book value, respectively. During the second quarter of fiscal 2003, we sold $43 million of these assets for a net gain of $1 million.

12.   COMPREHENSIVE INCOME (LOSS)

            Comprehensive income (loss) represents net income or loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. During the 26-weeks ended July 28, 2004, we sold available-for-sale equity securities and in conjunction with these sales, reduced accumulated other comprehensive income by $1 million. Comprehensive income and net income are equivalent for the 13-weeks ended July 28, 2004. For the 13-weeks ended April 30, 2003, comprehensive loss included a minimum pension liability adjustment of $94 million. No adjustments were made to comprehensive income (loss) for the 13-weeks ended July 30, 2003.

13.   INVESTMENTS IN AFFILIATED RETAIL COMPANIES

            Kmart footwear departments are operated under a master agreement and license agreement with certain Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS. On March 2, 2004, FTS and its direct and indirect subsidiaries, including all Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Given the profitability of the Meldisco subsidiaries with which we do business, and the likelihood of future receipts of the amounts due from those Meldisco subsidiaries, no valuation reserve has been established for $24 million due to us from FTS as of July 28, 2004. On August 12, 2004, FTS filed a motion with the Bankruptcy Court to assume the master agreement and the license agreements. In order to effect such assumption, FTS must cure all past defaults. FTS asserts that the amount required to cure past defaults is $18 million, and that such amount should be reduced by overpayments FTS alleges it made to the Company for certain fees. We filed a proof of claim in the FTS bankruptcy case for an amount in excess of our recorded receivable; however, at this time, we are not able to accurately determine the ultimate amount to be realized as we have not received all information from FTS necessary for us to complete our claim. The Company believes the cure amount may be substantially in excess of $18 million. If no resolution is achieved consensually with FTS with respect to the assumption of the master agreement and the license agreements and the cure amount, the issue will be resolved by the Bankruptcy Court.

            On May 7, 2004, FTS sold 353 of its Footaction stores to Foot Locker, Inc. for $225 million. Following the sale of the Footaction stores, FTS consists primarily of the Meldisco business.

            We have been advised that FTS will be restating its financial statements for certain prior periods. As a result, we have not received final financial statements for fiscal 2002, 2003 or the first and second quarters of fiscal 2004 for the Meldisco subsidiaries with which we do business at the time of our filing of this Quarterly Report on Form 10-Q. We have received preliminary financial results from FTS which we believe provide a reliable basis to estimate equity income as recognized in all periods presented in our Unaudited Condensed Consolidated Statements of Operations. For the 26-weeks ended July 28, 2004 and the 13-weeks ended July 28, 2004, July 30, 2003 and April 30, 2003, those Meldisco subsidiaries had net sales at our footwear departments of $384 million, $198 million, $222 million and $246 million, respectively. We had no equity income from the Meldisco subsidiaries for the 13-weeks ended July 28, 2004. For the 26-weeks ended July 28, 2004 and the 13-weeks ended July 30, 2003 and April 30, 2003, our equity income in those Meldisco subsidiaries was $3 million, $2 million and $7 million, respectively. Although there can be no assurance until FTS restates its financial statements, at this time, we do not expect the restatement to have a material effect on our equity income or other fees earned from the Meldisco subsidiaries.

            The Company has reviewed FTS' monthly operating reports for periods following their Chapter 11 filing, and noted that FTS has allocated certain of their reorganization costs to the Meldisco business. These charges have adversely impacted our estimated earnings recorded in fiscal 2004. We disagree with their approach and have notified FTS of our position.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

14.   RELATED PARTY TRANSACTIONS

            During the second quarter of fiscal 2004, ESL hired an employee of the Company. This employee has assumed the role of Vice President of ESL, and will continue to serve Kmart as Vice President - In-Store Business Development.

            As further discussed in the Company's MD&A, the Company is considering various uses of its cash, including investments in various forms of securities. The Board of Directors of the Company has delegated authority to invest the Company's surplus cash to Edward Lampert, subject to various limitations including those in the Company's existing Credit Facility as well as additional limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company's Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company.

            Further, to clarify the expectations that the Board of Directors has with respect to the investment of our surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or adviser to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a "Covered Party") other than (a) investment opportunities that come to such Covered Party's attention directly and exclusively in such Covered Party's capacity as a director of, officer or employee of the Company, (b) control investments in companies in the mass merchandise or discount retailing industry and
      (c) investment opportunities in companies or assets with a significant role in the Company's retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies' revenues, unless in any such instance ESL has a pre-existing investment.

15.   DISCONTINUED OPERATIONS

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

                                                          Predecessor Company
                                                          -------------------
                                                            13-Weeks Ended
      (dollars in millions)                                 April 30, 2003
      --------------------                                -------------------
      Sales                                                   $      232
      Cost of sales, buying and occupancy                            150
                                                              ----------
      Gross margin                                                    82
      Selling, general and administrative expenses                    43
      Restructurings, impairments and other charges                    5
      Reorganization items, net                                       44
                                                              ----------
      Discontinued operations, net of tax                     $      (10)
                                                              ==========

16.   SPECIAL CHARGES

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

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

      Reserve Activity

            As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 2 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a detailed discussion of the discharge of Liabilities subject to compromise under the Plan of Reorganization.

            Restructuring reserves related to the fiscal 2002 employee severance program were assumed by the Successor Company. There was no activity to the reserve for the 13-weeks ended July 28, 2004. Payments made against the reserve were $1 million and $19 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 30, 2003, respectively. During the 13-weeks ended April 30, 2003, the Predecessor Company recorded non-cash reductions of $2 million and decreased the reserve by $10 million, as noted above. As of July 28, 2004, January 28, 2004 and July 30, 2003, the liability for the fiscal 2002 employee severance program was $1 million, $4 million and $17 million, respectively.

17.   REORGANIZATION ITEMS, NET

            Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following were recorded:

                                                         Predecessor Company
                                                         -------------------
                                                            13-Weeks Ended
      (dollars in millions)                                  April 30, 2003
       ---------------------                               -------------------
      Gain on extinguishment of debt                          $   (5,642)
      Revaluation of assets and liabilities                        5,642
      Fleming settlement                                             385
      Estimated claims for rejected executory contracts              200
      2003 store closings                                            158
      Other                                                           26
                                                              ----------
      Reorganization items, net                               $      769
                                                              ==========

            The following paragraphs provide additional information relating to costs that were recorded in Reorganization items, net in the Unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003.

      Gain on extinguishment of debt/Revaluation of assets and liabilities

            See Note 2 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

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

      Estimated claims for rejected executory contracts

            For the 13-weeks ended April 30, 2003, the Predecessor Company recorded expense of $200 million for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contract. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 2 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

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

      Other reorganization items

            For the 13-weeks ended April 30, 2003, the Predecessor Company recorded professional fees of $43 million, employee costs of $66 million relating to the Key Executive Retention Program, a gain of $17 million for the sale of pharmacy customer lists, income of $65 million for lease auction proceeds related to the 2003 and 2002 closed stores, a gain of $15 million for the settlement of pre-petition liabilities and net expenses of $14 million for other miscellaneous reorganization items.

18.   COMMITMENTS AND CONTINGENCIES

      Securities Action Litigation

            On March 18, 2002, a class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company's stock; failure to provide complete and accurate information about the Predecessor Company's common stock; and failure to provide accurate information regarding the Predecessor Company's financial condition. Subsequently, amended complaints were filed that added additional current and former employees and former directors of the Predecessor Company as defendants. Kmart is not a defendant in this litigation. On July 29, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $180 million. On August 20, 2003, the defendants' motion to dismiss the purported class action in the United States District Court for the Eastern District of Michigan was denied. That court certified the class on April 16, 2004, but the class has yet to be defined.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

      Other and Routine Actions

            Two of our past providers of surety bonds, Fireman's Fund Insurance Company ("Fireman's Fund"), and the Hartford Insurance Company ("Hartford") elected not to participate in the continuation of our surety program during the pendency of the Predecessor Company's bankruptcy case. Fireman's Fund has now filed a motion with the Bankruptcy Court seeking
      (i) recovery of $34 million that Fireman's Fund alleges it has paid pursuant to pre-petition surety bonds it issued with regard to the Predecessor Company's workers' compensation insurance programs, and (ii) an order obligating us to make all payments of Fireman's Fund's future obligations under the bonds, which Fireman's Fund contends could be in excess of $35 million. We have filed an opposition to the motion contending, among other things, that Fireman's Fund's claim is an unsecured pre-petition claim that was resolved under the Plan of Reorganization that was approved by the Bankruptcy Court, and therefore Fireman's Fund has the same rights as any other general unsecured creditor under that Plan. Kmart has been advised by Hartford that they may file a similar motion.

            On November 7, 2003, the Company filed suit in the United States District Court for the Eastern District of Michigan against Capital One Bank, Capital One, F.S.B., and Capital One Services, Inc. (collectively, "Capital One"). The complaint alleges breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment, promissory estoppel and tortious interference with business relationships and prospective economic advantage arising out of Capital One's alleged failure to market and support a co-branded credit card under an agreement the parties had with respect to a Kmart MasterCard. Kmart is seeking monetary damages. On December 26, 2003 Kmart voluntarily dismissed the federal court complaint and refiled the complaint in Oakland County Circuit Court (State of Michigan) based on a lack of diversity of citizenship amongst the parties. On January 29, 2004 Capital One filed a petition for removal of the state court action back to the federal court and, in response, Kmart filed a motion to remand on February 9, 2004. The case was remanded to the Oakland County Circuit Court on June 10, 2004 and is scheduled for trial on March 1, 2005.

            In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. That ruling was appealed by the Company to the Seventh Circuit Court of Appeals. Oral arguments were heard by the Seventh Circuit on January 22, 2004 and an opinion was issued on February 24, 2004. The Seventh Circuit upheld the decision of the District Court. A critical vendor sought a rehearing by the Seventh Circuit, which was denied, and a petition for Writ of Certiorari was filed in the Supreme Court of the United States that is currently pending. Kmart is not involved in the motion for a rehearing and will not further appeal the Seventh Circuit's ruling. In order to satisfy our fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, on January 26, 2004 we filed 45 lawsuits against a total of 1,189 vendors that received these payments. Subsequently, many of the cases were severed into lawsuits against individual defendants although all cases are proceeding on a common pretrial procedural track. The lawsuits seek to recover critical vendor payments in excess of $174 million. The Company notified affected vendors that we are willing to settle these claims for a percentage of the money they received, based on the amount of the claim. The ultimate amount of recovery can not be determined at this time. As of July 28, 2004, Kmart has settled 179 critical vendor claims.

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

            We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our Unaudited Condensed Balance Sheet as of July 28, 2004 only reflects potential losses for which the Successor Company may have ultimate responsibility.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
      (CONTINUED)

19.   SUBSEQUENT EVENTS

      Corporate Cost Reductions

            We initiated a corporate cost reduction program in August 2004, and in connection with this program, eliminated approximately 250 positions at our corporate headquarters in Troy, Michigan. Severance benefits, outplacement services and continuing health insurance benefits, which amounts are based on employees' years of service and job grade, aggregating $6 million will be paid to affected employees primarily over the next six months. The anticipated annual savings of this action is $18 million on a pre-tax basis. We are also continuing efforts to reduce other corporate non-payroll expenses.

      Letter of Credit Facility

            On August 13, 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $200 million through January 7, 2005 and increasing to $600 million thereafter. The standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. The LC Agreement is subject to a pledge and security agreement pursuant to which, after January 7, 2005, the Company must post as collateral cash in an amount equal to 100.5% of the face value of the letters of credit outstanding under the LC Agreement. Prior to January 7, 2005, the collateral posted by the Company is a leasehold mortgage on certain properties leased by the Company.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      RESULTS OF OPERATIONS

            Due to the application of Fresh-Start accounting upon our emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company.

            The following table is presented solely to complement management's discussion and analysis.

                                                                                                      PREDECESSOR
                                                                  SUCCESSOR COMPANY                     COMPANY
                                                    -----------------------------------------------  --------------
                                                    13-WEEKS ENDED   13-WEEKS ENDED  13-WEEKS ENDED  13-WEEKS ENDED
      (dollars in millions)                          JULY 28, 2004   JULY 30, 2003   APRIL 28, 2004  APRIL 30, 2003
      ---------------------                         --------------   --------------  --------------  --------------
      Sales                                            $   4,785       $   5,652       $    4,615       $   6,181
      Cost of sales, buying and occupancy                  3,543           4,419            3,478           4,762
                                                       ---------       ---------       ----------       ---------
      Gross margin                                         1,242           1,233            1,137           1,419
      Selling, general and administrative expenses         1,039           1,225            1,004           1,421
      Net gains on sales of assets                           (72)             (2)             (32)              -
      Restructuring, impairment and other charges              -               -                -              37
                                                       ---------       ---------       ----------       ---------
      Operating income (loss)                                275              10              165             (39)
      Interest expense, net                                   31              21               26              57
      Bankruptcy related recoveries                           (5)              -               (7)              -
      Equity income in unconsolidated subsidiaries             -              (2)              (3)             (7)
      Reorganization items, net                                -               -                -             769
                                                       ---------       ---------       ----------       ---------
      Income (loss) from continuing operations
       before income taxes                                   249              (9)             149            (858)
      Provision for (benefit from) income taxes               94              (4)              56              (6)
                                                       ---------       ---------       ----------       ---------
      Income (loss) from continuing operations               155              (5)              93            (852)

      Discontinued operations                                  -               -                -             (10)
                                                       ---------       ---------       ----------       ---------
      Net income (loss)                                $     155       $      (5)      $       93       $    (862)
                                                       =========       =========       ==========       =========

      13-WEEKS ENDED JULY 28, 2004 COMPARED TO 13-WEEKS ENDED JULY 30, 2003

            Same-store sales and total sales decreased 14.9% and 15.3%, respectively, for the 13-weeks ended July 28, 2004 as compared to the 13-weeks ended July 30, 2003. Same-store sales include sales of all open stores that have been open for more than 13 full months. Factors affecting same-store sales and total sales included reductions in promotional events and newspaper advertising; the effect of unseasonably cool weather in the current quarter on sales of summer seasonal products including lawn and garden merchandise; and a transition in our apparel lines leading up to back-to-school product launches.

            Gross margin increased $9 million to $1.24 billion, for the 13-weeks ended July 28, 2004, from $1.23 billion for the 13-weeks ended July 30, 2003. Gross margin, as a percentage of sales, increased to 26.0% for the 13-weeks ended July 28, 2004, from 21.8% in the prior year. The improvement in our gross margin rate was primarily attributable to reduced markdowns on promotions and clearance items and improvements in shrinkage at our distribution centers and stores. Included in gross margin was a $16 million charge recorded in the second quarter of fiscal 2004 in conjunction with the store closings inventory liquidations.

            Selling, general and administrative expenses ("SG&A") decreased $186 million to $1.04 billion, or 21.7% of sales for the 13-weeks ended July 28, 2004, from $1.23 billion, also 21.7% of sales, for the 13-weeks ended July 30, 2003. The decline resulted from a reduction in store payroll and related expenditures due to increased operating efficiencies and reduced sales volume at our stores, and to reductions in our weekly and mid-week circular advertising, partially offset by an increase in electronic media advertising. The remaining net reduction in SG&A is due to continued efforts to reduce our operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Operating income for the 13-weeks ended July 28, 2004 was $275 million, or 5.7% of sales, as compared to $10 million, or 0.2% of sales, for the same period in the prior year. Operating income increased primarily due to the decrease in SG&A and the increase in the gross margin rate, partially offset by reduced gross margin dollars as a result of lower same-store sales, as discussed above. Also increasing Operating income were net gains of $72 million from sales of real and personal property, including $43 million of net gains from the sale of four owned properties to Home Depot; see Note 4 - Real Estate and Property Transactions for a more detailed discussion.

      Interest expense, net for the 13-weeks ended July 28, 2004 and July 30, 2003 was $31 million and $21 million, respectively. In July 2004, we voluntarily reduced the size of our credit agreement from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $9 million of the associated debt issuance costs, which is included in Interest expense, net for the 13-weeks ended July 28, 2004. During the 13-weeks ended July 28, 2004, $13 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $7 million and $2 million for the 13-weeks ended July 28, 2004 and July 30, 2003, respectively.

      The effective income tax rate was 37.6% and (44.4%) for the 13-weeks ended July 28, 2004 and July 30, 2003, respectively; see Note 8 - Income Taxes for a more detailed discussion.

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

      SG&A decreased $417 million to $1.0 billion, or 21.8% of sales for the 13-weeks ended April 28, 2004, from $1.42 billion, or 23.0% of sales, for the 13-weeks ended April 30, 2003. The decrease in SG&A resulted from reduced payroll and related expenses in our stores during the first quarter of the current year, as well as the effect of store closings and corporate cost reduction initiatives implemented in the first quarter of fiscal 2003. Also affecting the decline was a reduction in advertising expenses and lower depreciation as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting.

      Operating income for the 13-weeks ended April 28, 2004 was $165 million, or 3.6% of sales, as compared to a loss of $39 million, or (0.6%) of sales, for the same period in the prior year. The improvement was primarily due to the decrease in SG&A and the improvement in our gross margin rate, as discussed above, partially offset by an overall decline in gross margin dollars due to our reduced store base. Operating income was also affected by net gains on sales of assets of $32 million in the first quarter of the current year and Restructuring, impairment and other charges of $37 million in the first quarter of fiscal 2003.

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

      The effective income tax rate was 37.6% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively; see Note 8 - Income Taxes for a more detailed discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

26-WEEKS ENDED JULY 28, 2004 (SUCCESSOR COMPANY)

      Total sales were $9.40 billion for the 26-weeks ended July 28, 2004. Same-store sales decreased 13.9%. Reductions in promotions and advertising, including the frequency of mid-week circulars in the current year, have affected same-store sales and total sales.

      Gross margin for the 26-weeks ended July 28, 2004 was $2.38 billion or 25.3% of sales. A reduction in clearance markdowns and improvements in shrinkage at our distribution centers and stores favorably affected gross margin in the current period. Included in gross margin was a $17 million charge in conjunction with the store closings inventory liquidations.

      SG&A was $2.04 billion, or 21.7% of sales for the period. Reduced payroll and related expenses at our stores, as well as a reduction in advertising expenses favorably affected SG&A for the period.

      Operating income for the 26-weeks ended July 28, 2004 was $440 million, or 4.7% of sales. Operating income was favorably affected by the gross margin improvements and reductions in SG&A, as discussed above. Also included in operating income are net gains of $104 million from sales of real and personal property, including $43 million of net gains from the sale of four owned properties to Home Depot; see Note 4 - Real Estate and Property Transactions.

      Interest expense, net for the 26-weeks ended July 28, 2004 was $57 million. In July 2004, we voluntarily reduced the size of our credit agreement from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $9 million of the associated debt issuance costs, which is included in Interest expense, net for the 26-weeks ended July 28, 2004. During the 26-weeks ended July 28, 2004, $25 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $12 million.

      The effective income tax rate was 37.6% for the 26-weeks ended July 28, 2004; see Note 8 - Income Taxes for a more detailed discussion.

LIQUIDITY AND FINANCIAL CONDITION

      Kmart continued to maintain strong liquidity for the 26-weeks ended July 28, 2004 with cash flow from operations of $536 million and $153 million from proceeds from asset sales. Our principal cash needs are for our operations and capital expenditures, which are satisfied through working capital generated by our business and our existing $2.6 billion balance in cash and cash equivalents as of July 28, 2004. Working capital generated by our business, is significantly affected by our level of sales and the credit extended by our vendors. In addition, we have funds available under our $1.0 billion Credit Facility as of July 28, 2004. From its inception, we have only used the Credit Facility to support issuances of letters of credit. However, should we experience significant negative sales trends, a significant disruption of terms with our vendors, the Credit Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

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

CREDIT FACILITY

         Our Credit Facility is a $1.0 billion revolving credit facility with an $800 million letter of credit sub-limit under which Kmart Corporation is the borrower. From its inception, we have only used the Credit Facility to support issuances of letters of credit. In July 2004, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. Availability under the Credit Facility is subject to an inventory borrowing base formula. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Borrowings under the Credit Facility are subject to a pricing grid based on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels and such adjustments are implemented quarterly. Borrowings currently bear interest at either (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility in support of trade and standby letters of credit currently bears interest at 1.25% and 2.50% per annum, respectively. In addition, we are currently required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

      In accordance with the terms and conditions of the Credit Facility, we are submitting the required information to support a reduction in the current interest rates. We anticipate borrowings, if any, under the Credit Facility will bear interest at either (i) the Prime rate plus 1.0% per annum or (ii) the LIBOR rate plus 2.0% per annum, at our discretion, and utilization of the letter of credit sub-facility in support of trade and standby letters of credit will bear interest at 1.25% and 2.00% per annum, respectively. The unutilized commitment fee will equal 0.375% per annum.

      As of July 28, 2004, we had utilized $341 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During the first six months of fiscal 2004, we replaced letters of credit used as collateral for certain programs with cash collateral to reduce fees on our letters of credit. We continue to classify the cash collateral in Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of July 28, 2004, $214 million of cash was posted as collateral.

      Total availability under the Credit Facility as of July 28, 2004 was approximately $630 million.

      The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the receipt of notice and/or the expiration of a grace period) result in an event of default that could result in our inability to access the funds. As of July 28, 2004 and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

CASH FLOWS

      Operating activities provided net cash of $536 million and $576 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended April 30, 2003, respectively. During the 13-weeks ended July 30, 2003, operating activities used $172 million of net cash. Improved net earnings and a reduction in working capital primarily drove the cash flow increase for the 26-weeks ended July 28, 2004. For the 13-weeks ended July 30, 2003, the use of cash was primarily due to payments of $451 million for exit costs and reorganization items, partially offset by a reduction of inventory, net of accounts payable. For the 13-weeks ended April 30, 2003, a decrease in inventory due to liquidation sales in conjunction with store closings and improved inventory management, partially offset by a decrease in accounts payable, had a favorable affect on operating cash flow.

      Investing activities generated $29 million, $17 million and $60 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 30, 2003 and April 30, 2003, respectively. During the current period, we received proceeds of $153 million from sales of real and personal property, including $59 million from the sale of four owned properties to Home Depot. We have not received any other proceeds as of July 28, 2004 for the sale and assignment of other properties to Home Depot or Sears as remaining transactions had not yet been consummated. See Note 4 - Real Estate and Property Transactions and Note 11 - Property Held for Sale for a more detailed discussion of these transactions. During the 26-weeks ended July 28, 2004, we purchased 22 previously-leased operating properties for $84 million. Proceeds of $64 million were received during the 13-weeks ended April 30, 2003, from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Payments on capital lease obligations and mortgages of $27 million and $17 million were the uses of cash for financing activities during the 26-weeks ended July 28, 2004 and the 13-weeks ended April 30, 2003, respectively. Financing activities provided $123 million in cash for the 13-weeks ended July 30, 2003. Upon emergence from bankruptcy in May 2003, the Company received net proceeds of $127 million from the issuance of Common Stock to the Plan Investors and proceeds of $60 million from the issuance of the convertible note to affiliates of ESL. The positive affect of these items was partially offset by payments made for other financing arrangements. Refer to Note 2 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a more detailed discussion.

      On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the primary purpose of providing restricted stock grants to certain employees. On June 29, 2004, the Company's Board of Directors increased the existing share repurchase authorization to $100 million and broadened the scope of future repurchases to include the repurchase of shares in furtherance of general corporate purposes. As of July 28, 2004, we had repurchased approximately $4 million of Common Stock.

FUTURE LIQUIDITY ITEMS

PENSION PLAN

      Prior to 1996, the Predecessor Company maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans (except for purposes of the subsidized early retirement program provided by the plan). The plans' assets consist primarily of equity and fixed income securities. Prior to 2004, no contributions had been made to the plans for the past eight years.

      During the 13-weeks and 26-weeks ended July 28, 2004 contributions to the plans were approximately $1 million. The estimated contribution for fiscal 2004 is $11 million. Contributions to the plans were not required for the 13-weeks ended July 30, 2003 or April 30, 2003.

      Pension expense was $8 million, $4 million, $9 million and $21 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 28, 2004, July 30, 2003 and April 30, 2003, respectively.

REAL ESTATE TRANSACTIONS

Home Depot U.S.A., Inc.

      On June 3, 2004, the Company entered into multiple definitive agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell up to four owned properties and assign up to 20 leased properties for a maximum purchase price of $365 million in cash. Pursuant to the first of these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. On August 10, 2004 the second agreement was amended, which limited the number of leased properties to be assigned to not more than 15 properties with a maximum purchase price of $230 million in cash. We completed the assignment of nine of these properties on August 13, 2004, resulting in proceeds to the Company of $114 million in cash. We anticipate that Home Depot may close on the remaining six leases by the end of August 2004, subject to certain closing conditions being satisfied. In the event Home Depot does not close on certain of these properties, we have the option to assign up to two of these properties to Home Depot for a maximum of $42 million in cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Sears, Roebuck and Co.

      On June 29, 2004, the Company entered into an agreement with Sears, Roebuck and Co. ("Sears") to sell up to two owned properties and assign up to 52 leased properties for a maximum purchase price of $621 million in cash. Pursuant to this agreement, certain closing conditions for a minimum of 43 of the properties must be satisfied by August 31, 2004. However, if the closing conditions have not been satisfied by August 31, 2004, the Company, at its option, may give written notice to Sears by September 9, 2004 to proceed with the closing with respect to those properties for which closing conditions have been satisfied. In the event the closing conditions for the 43 properties have not been satisfied by August 31, 2004 and written notice has not been given to Sears by the Company, either party may terminate the purchase agreement subsequent to September 9, 2004, but prior to the date closing conditions are satisfied for at least 43 properties. Assuming such conditions are met, the Company will receive 30% of the purchase price in September 2004. The remaining 70% of the purchase price will be received when Sears has been assigned the leases and occupies the properties, which shall take place no later than April 15, 2005.

OTHER

      In light of the Company's liquidity position and subject to compliance with our Credit Facility, we may consider various uses of cash and other resources in the future which could include investments in various forms of securities, share repurchases, the acquisition of related or unrelated businesses, and the payment of dividends.

STORE ACTIVITY

      During the 26-weeks ended July 28, 2004 the Company purchased 22 previously leased store locations; closed four operating stores; and allowed leases to expire on four stores. As of July 28, 2004, we operated 1,503 stores.

      In the second quarter of fiscal 2003, we closed one store. In the first quarter of fiscal 2003, the Predecessor Company closed 316 stores.

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

      Management believes the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition. We have disclosed our critical accounting policies and estimates, which include inventory valuation, self-insurance reserves, pension accounting and deferred taxes, in our Annual Report on Form 10-K for the year ended January 28, 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      For a comprehensive discussion see Note 3 - New Accounting Pronouncements.

DISCONTINUED OPERATIONS

      During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total stores closed, 66 met the criteria for discontinued operations. For a comprehensive discussion see Note 15 - Discontinued Operations.

      For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

SPECIAL CHARGES

      Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion see Note 16 - Special Charges.

REORGANIZATION ITEMS, NET

      Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items. For a comprehensive discussion see Note 17 - Reorganization Items, net.

OTHER MATTERS

      Martha Stewart was convicted on March 5, 2004 of conspiracy, obstruction of justice and two counts of making false statements to federal investigators. Ms. Stewart has been sentenced to five months in prison, five months of home confinement and two years probation. Ms. Stewart is appealing the sentence. The Martha Stewart Everyday brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. To date, we have not experienced any significant adverse impact from this matter on the sales of Martha Stewart Everyday brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart Everyday brand products.

      In March 2002, the Court issued an order providing for the continuation of the Predecessor Company's existing surety bond coverage, which permitted the Predecessor Company to self-insure its workers' compensation programs in various states. We have reached agreements with four issuers of pre-petition surety bonds on the terms and conditions of a continuation of their respective bonds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At July 28, 2004, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

      No changes in the Company's internal controls have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

      See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

ITEM 2.CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the primary purpose of providing restricted stock grants to certain employees. On June 29, 2004, the Company's Board of Directors increased the existing share repurchase authorization to $100 million and broadened the scope of future repurchases to include the repurchase of shares in furtherance of general corporate purposes. We have the authorization to repurchase approximately $96 million of Common Stock under the program as of July 28, 2004.

                                                                                Total             Approximate
                                                                           Number of Shares       Dollar Value
                                                               Average     Purchased as Part     of Shares that
                                           Total                Price        of Publicly           May Yet Be
                                      Number of Shares        Paid per        Announced         Purchased Under
            Period                     Purchased (1)            Share          Program            the Program
------------------------------        ----------------       -----------   -----------------    ---------------
April 29, 2004 to May 26, 2004                    -                    -               -          $ 6,000,000

May 27, 2004 to June 23, 2004                 7,761          $     65.00               -          $ 6,000,000

June 24, 2004 to July 28, 2004                    -                    -               -          $96,000,000

(1) During the second quarter of fiscal 2004, the Company repurchased 7,761 shares of Common Stock for purposes of paying withholding taxes for certain former associates that were part of the Class 5 claimholders incremental distribution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following information is furnished with respect to the 2004 Annual Meeting of Shareholders of Kmart Holding Corporation held on May 25, 2004.

      The shareholders voted to ratify the appointment of BDO Seidman, LLP as independent auditors of the Corporation for fiscal year 2004. The vote was 65,656,595 for, 225,751 against and 51,686 abstentions. There were no broker non-votes.

      The shareholders also voted to approve the Company's incentive plans and grant of shares. The vote was 57,932,608 for, 501,452 against and 72,004 abstentions. There were 7,427,968 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 10.1 Employment Agreement dated as of June 1, 2004, between Kmart Management Corporation and David Whipple

      Exhibit 10.2 Asset Purchase Agreement dated as of June 29, 2004 between Kmart Corporation and Sears, Roebuck and Co.

      Exhibit 10.3 Letter of Credit Agreement dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks

      Exhibit 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

      Exhibit 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

      Exhibit 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      We filed the following Current Reports on Form 8-K with the SEC:

      1. On May 17, 2004, Kmart Holding Corporation furnished a Current Report on Form 8-K to report the first quarter 2004 operating results.

      2. On June 4, 2004, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce it has signed definitive agreements to sell up to 24 stores to The Home Depot, Inc.

      3. On June 30, 2004, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce it has signed a definitive agreement to sell up to 54 store to Sears, Roebuck and Co. and to announce that the Company's Board of Directors has increased the Company's existing share repurchase authorization to $100 million.

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

                           Date:                  AUGUST 16, 2004

                                             Kmart Holding Corporation
                                  ----------------------------------------------
                                                   (Registrant)

                           By:                   /s/ Julian C. Day
                                  ----------------------------------------------
                                                   Julian C. Day
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

                                             /s/ James D. Donlon, III
                                  ----------------------------------------------
                                               James D. Donlon, III
                                  Senior Vice President, Chief Financial Officer
                                           (Principal Financial Officer)

                                              /s/ Richard J. Noechel
                                  ----------------------------------------------
                                                Richard J. Noechel
                                            Vice President, Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number            Description
-------     -----------------------------------------------------------------
 10.1       Employment Agreement dated as of June 1, 2004, between Kmart
            Management Corporation and David Whipple

 10.2 Asset Purchase Agreement dated as of June 29, 2004 between Kmart Corporation and Sears, Roebuck and Co.

 10.3 Letter of Credit Agreement dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks


 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

 32.1 Certifications pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002