Form 10-Q
period 2004-10-27
KMART HOLDING CORP
filed 2004-11-17
CIK 1229206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to________

                          Commission File No. 000-50278

                            KMART HOLDING CORPORATION
                            -------------------------
                  (Exact name of registrant as specified in its charter)

                    Delaware                                     32-0073116
--------------------------------------------------------------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                     Identification No.)

  3100 West Big Beaver Road - Troy, Michigan                       48084
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (248) 463-1000



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

                                 Yes [X] No [ ]

As of November 5, 2004, 89,178,003 shares of Common Stock of the Registrant were outstanding.

                                      INDEX


PART I    FINANCIAL INFORMATION                                                     PAGE
------    ----------------------                                                  --------

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) -
             for the 13-weeks ended October 27, 2004 and October 29,
             2003                                                                      3

          Condensed Consolidated Statements of Operations (Unaudited) -
          Successor Company - for the 39-weeks ended October 27, 2004 and the 26-weeks ended October 29, 2003
          Predecessor Company - for the 13-weeks ended April 30, 2003                  4

          Condensed Consolidated Balance Sheets (Unaudited) - as of
             October 27, 2004, January 28, 2004 and October 29, 2003                   5

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Successor Company - for the 39-weeks ended October 27, 2004 and the 26-weeks ended October 29, 2003
          Predecessor Company - for the 13-weeks ended April 30, 2003                  6

          Notes to Unaudited Condensed Consolidated Financial Statements            7 - 20

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                   21-30

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                  31

Item 4.   Controls and Procedures                                                     31

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                           32

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and
             Issuer Purchases of Equity Securities                                    32

Item 6.   Exhibits                                                                    32

          Signatures                                                                  33

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         13-WEEKS ENDED
                                                              -------------------------------------
                                                              OCTOBER 27, 2004     OCTOBER 29, 2003
                                                              ----------------     ----------------
Sales                                                          $       4,392         $       5,092
Cost of sales, buying and occupancy                                    3,247                 3,925
                                                               -------------         -------------
Gross margin                                                           1,145                 1,167
Selling, general and administrative expenses                           1,043                 1,179
Net gains on sales of assets                                            (807)                   (1)
                                                               -------------         -------------
Operating income (loss)                                                  909                   (11)
Interest expense, net                                                     22                    24
Bankruptcy-related recoveries                                             (1)                    -
Equity income in unconsolidated subsidiaries                               -                    (1)
                                                               -------------         -------------
Income (loss) from operations before income taxes                        888                   (34)
Provision for (benefit from) income taxes                                335                   (11)
                                                               -------------         -------------
Net income (loss)                                              $         553         $         (23)
                                                               =============         =============

Basic net income (loss) per common share                       $        6.20         $       (0.26)
                                                               =============         =============

Diluted net income (loss) per common share                     $        5.45         $       (0.26)
                                                               =============         =============

Basic weighted average shares (millions)                                89.2                  89.6

Diluted weighted average shares (millions)                             101.6                  89.6

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                                  PREDECESSOR
                                                                                   SUCCESSOR COMPANY                COMPANY
                                                                          -----------------------------------   --------------
                                                                           39-WEEKS ENDED     26-WEEKS ENDED    13-WEEKS ENDED
                                                                          OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 30, 2003
                                                                          ----------------   ----------------   --------------
Sales                                                                      $      13,792      $      10,744      $       6,181
Cost of sales, buying and occupancy                                               10,268              8,344              4,762
                                                                           -------------      -------------      -------------
Gross margin                                                                       3,524              2,400              1,419
Selling, general and administrative expenses                                       3,086              2,404              1,421
Net gains on sales of assets                                                        (911)                (3)                 -
Restructuring, impairment and other charges                                            -                  -                 37
                                                                           -------------      -------------      -------------
Operating income (loss)                                                            1,349                 (1)               (39)
Interest expense, net                                                                 79                 45                 57
Bankruptcy-related recoveries                                                        (13)                 -                  -
Equity income in unconsolidated subsidiaries                                          (3)                (3)                (7)
Reorganization items, net                                                              -                  -                769
                                                                           -------------      -------------      -------------
Income (loss) from continuing operations before income taxes                       1,286                (43)              (858)
Provision for (benefit from) income taxes                                            485                (15)                (6)
                                                                           -------------      -------------      -------------
Income (loss) from continuing operations                                             801                (28)              (852)
Discontinued operations (net of income taxes of $0)                                    -                  -                (10)
                                                                           -------------      -------------      -------------
Net income (loss)                                                          $         801      $         (28)     $        (862)
                                                                           =============      =============      =============

Basic income (loss) per common share from continuing operations            $        8.96      $       (0.32)     $       (1.63)
Discontinued operations                                                                -                  -              (0.02)
                                                                           -------------      -------------      -------------
Basic net income (loss) per common share                                   $        8.96      $       (0.32)     $       (1.65)
                                                                           =============      =============      =============

Diluted income (loss) per common share from continuing operations          $        7.93      $       (0.32)     $       (1.63)
Discontinued operations                                                                -                  -              (0.02)
                                                                           -------------      -------------      -------------
Diluted net income (loss) per common share                                 $        7.93      $       (0.32)     $       (1.65)
                                                                           =============      =============      =============

Basic weighted average shares (millions)                                            89.4               89.6              522.7

Diluted weighted average shares (millions)                                         101.4               89.6              522.7

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          OCTOBER 27, 2004   JANUARY 28, 2004   OCTOBER 29, 2003
                                                                          ----------------   ----------------   ----------------
 ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                                                $       2,564      $       2,088      $         941
  Merchandise inventories                                                          3,902              3,238              4,404
  Accounts receivable, net                                                           649                301                348
  Other current assets                                                               195                184                204
                                                                           -------------      -------------      -------------
TOTAL CURRENT ASSETS                                                               7,310              5,811              5,897
  Property and equipment, net                                                        288                153                115
  Other assets and deferred charges                                                   67                120                105
                                                                           -------------      -------------      -------------
TOTAL ASSETS                                                               $       7,665      $       6,084      $       6,117
                                                                           =============      =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Long-term debt and mortgages payable due within one year                 $           4      $           4      $          61
  Accounts payable                                                                 1,264                820              1,203
  Accrued expenses and other liabilities                                             777                671                733
  Taxes other than income taxes                                                      276                281                295
                                                                           -------------      -------------      -------------
TOTAL CURRENT LIABILITIES                                                          2,321              1,776              2,292

LONG-TERM LIABILITIES
  Long-term debt and mortgages payable                                               101                103                 24
  Capital lease obligations                                                          288                374                419
  Pension obligations                                                                874                873                867
  Unfavorable operating leases                                                       302                342                322
  Other long-term liabilities                                                        720                424                486
                                                                           -------------      -------------      -------------
TOTAL LIABILITIES                                                                  4,606              3,892              4,410

SHAREHOLDERS' EQUITY
 Preferred stock 20,000,000 shares authorized; no shares outstanding                   -                  -                  -
 Common stock $0.01 par value, 500,000,000 shares authorized;
    89,178,003, 89,633,760 and 89,655,445 shares issued, respectively                  1                  1                  1
  Treasury stock, at cost                                                            (36)                (1)                (1)
  Capital in excess of par value                                                   2,045              1,943              1,735
  Retained earnings (Accumulated deficit)                                          1,049                248                (28)
  Accumulated other comprehensive income                                               -                  1                  -
                                                                           -------------      -------------      -------------
TOTAL SHAREHOLDERS' EQUITY                                                         3,059              2,192              1,707
                                                                           -------------      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $       7,665      $       6,084      $       6,117
                                                                           =============      =============      =============

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                                  PREDECESSOR
                                                                                  SUCCESSOR COMPANY                 COMPANY
                                                                          ------------------------------------   --------------
                                                                              39-WEEKS          26-WEEKS           13-WEEKS
                                                                               ENDED             ENDED              ENDED
                                                                          OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 30, 2003
                                                                          ----------------   ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $         801      $         (28)     $        (862)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
           Depreciation and amortization                                              36                 10                177
           Store closings inventory charges                                           22                  -                  -
           Net gains on sales of assets                                             (911)                (3)                 -
           Deferred income taxes                                                     462                  -                  -
           Equity income in unconsolidated subsidiaries                               (3)                (3)                (7)
           Restructuring, impairments and other charges                                -                  -                 44
           Reorganization items, net                                                   -                  -                769
   Dividends received from Meldisco                                                    3                  -                 36
   Cash used for store closings and other charges                                      -                (11)               (64)
   Cash used for payments of exit costs and other
       reorganization items                                                            -               (470)               (19)
   Change in:
           Merchandise inventories                                                  (686)                27                480
           Accounts receivable                                                        21                 32                114
           Accounts payable                                                          444                 43               (117)
           Taxes payable                                                              11                 (4)               (16)
           Other assets                                                                -                (39)                 9
           Other liabilities                                                         (29)                50                 32
                                                                           -------------      -------------      -------------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                 171               (396)               576
                                                                           -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                                                     524                 93                 64
   Capital expenditures                                                             (179)               (61)                (4)
                                                                           -------------      -------------      -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                            345                 32                 60
                                                                           -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                                             (37)               (29)               (16)
   Payments on debt                                                                   (3)               (36)                (1)
   Proceeds from issuance of debt                                                      -                 60                  -
   Debt issuance costs                                                                 -                (46)                 -
   Fees paid to Plan Investors                                                         -                (13)                 -
   Issuance of common shares                                                           -                140                  -
   Purchase of treasury stock                                                          -                 (3)                 -
                                                                           -------------      -------------      -------------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                                 (40)                73                (17)
                                                                           -------------      -------------      -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              476               (291)               619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,088              1,232                613
                                                                           -------------      -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $       2,564      $         941      $       1,232
                                                                           =============      =============      =============

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") is the nation's third largest discount retailer. We operate in the general merchandise retailing industry through 1,484 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and through our e-commerce shopping site, www.kmart.com.

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

Plan Investors

      At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. With respect to the Note, the principal is convertible at any time prior to its maturity in May 2006, at the option of the holder, into 6 million shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement").

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

      On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantially all of its pre-petition liabilities, were cancelled. Common Stock was issued in satisfaction of certain of those claims. On the Effective Date, 89,677,509 shares of Common Stock and 8,173,145 options to purchase shares of Common Stock were issued pursuant to the Plan of Reorganization. All of the shares of Common Stock issued on May 6, 2003 were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except that 14 million shares were issued to affiliates of ESL and to Third Avenue pursuant to the Investment Agreement described above. The options to purchase shares of Common Stock were issued to the Plan Investors and our former Chief Executive Officer. All shares were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the provisions of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act. In addition, as part of the Plan of Reorganization, an independent creditor litigation trust was established for the benefit of the Predecessor Company's pre-petition creditors and equity holders, and to pursue claims which arose from the Predecessor Company's prior accounting and stewardship investigations.

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

      To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, we determined the enterprise value using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value was highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed. The estimated enterprise value of the Company was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The fair value adjustments included the recognition of approximately $2.2 billion of intangible assets that were previously not recorded in the Predecessor Company's financial statements, such as favorable leasehold interests, Kmart brand rights, pharmacy customer relationships and other lease and license agreements. The restructuring of the Predecessor Company's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the Unaudited Condensed Consolidated Statements of Operations. In addition, the excess of fair value of net assets over reorganization value (i.e., "negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing our non-current, non-financial instrument assets, including the previously unrecorded intangible assets, to $10 million as of April 30, 2003.

      Refer to our Annual Report on Form 10-K for the year ended January 28, 2004 for a more detailed discussion.

Claims Resolution

      We continue to make progress in the reconciliation and settlement of the various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 21.3 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $4.1 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, our current distribution reserve for claim settlements is 20 percent of shares issued. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

      During the second quarter of fiscal 2004, we reduced the distribution reserve from 30 percent to 20 percent, resulting in the distribution of approximately an additional 2.2 million shares to claimants who had previously received shares for allowed claims. The remaining shares in the distribution reserve will be issued to claimants on a pro-rata basis if, upon settlement of all claims, the ultimate amount allowed for Class 5 claims is consistent with the Plan of Reorganization.

      The next scheduled distribution under the Plan of Reorganization is expected to commence on or about January 1, 2005.

      On August 31, 2004, we entered into a settlement agreement with a past provider of our surety bonds, Fireman's Fund Insurance Company ("Fireman's Fund") to resolve all issues in connection with its pre-petition claims. In accordance with the terms of the settlement agreement, Kmart assumed responsibility for Fireman's Fund future obligations under the bonds issued with respect to the Predecessor Company's workers' compensation insurance program and Fireman's Fund assigned its Class 5 claim to the Company. We received 494,481 shares of the Company's Common Stock relating to the settlement between the parties on August 31, 2004, which represents 80% of the shares Fireman's Fund would have received for an allowed claim. The remaining 20% will be received upon the final settlement of all Class 5 claims, as noted above. The Company recorded a liability for the obligations under the bonds of approximately $33 million.

Bankruptcy-Related Recoveries

      For the 13-weeks and 39-weeks ended October 27, 2004, we recognized recoveries of $1 million and $13 million, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. See Note 19 - - Commitments and Contingencies for a more detailed discussion of the critical vendor claims lawsuit.

      We entered into two settlement agreements in the second quarter of fiscal 2004 with respect to certain other bankruptcy-related recoveries. These agreements resulted in the receipt of $1.4 million in cash and the assignment of a Class 5 claim to the Company. We received 8,217 shares of Common Stock relating to this assignment in July 2004, which represents 80% of the total claim. The remaining 20% will be received upon the final settlement of all Class 5 claims, as noted above.

3.    REAL ESTATE AND PROPERTY TRANSACTIONS

Home Depot U.S.A., Inc.

      On June 3, 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell owned properties and assign leased properties for a maximum purchase price of $365 million in cash. These agreements were later amended to reflect that the Company would sell four properties and assign 14 properties for an aggregate purchase price of $271 million. Pursuant to these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. The Company completed the assignment of 13 of the remaining properties in the third quarter of fiscal 2004, resulting in proceeds to the Company of $200 million in cash, and a net gain of $198 million. We anticipate closing on the final property during the fourth quarter, resulting in additional proceeds of $12 million.

Sears, Roebuck and Co.

      On June 29, 2004, the Company entered into an agreement with Sears, Roebuck and Co. ("Sears") to sell owned properties and assign leased properties for a maximum purchase price of $621 million in cash. On September 29, 2004, the Company agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. The Company received 30% of the purchase price in September 2004 upon closing, and recognized a gain on the transaction of $599 million. The remaining 70% of the purchase price will be received when Sears occupies the properties, which shall take place no later than April 15, 2005. The receivable for the remaining purchase price of $403 million is included in Accounts receivable, net in our Unaudited Condensed Consolidated Balance Sheet as of October 27, 2004. ESL and its affiliates own over 10 percent of both Sears and the Company.

Other

      The Company also sold certain other assets, resulting in net gains of $10 million and $71 million for the 13-weeks and 39-weeks ended October 27, 2004, respectively. Included within this gain for the 39-week period was $18 million related to the sale of the Company's Trinidad subsidiary and its associated property, $12 million related to the sale of the Company's corporate airplanes and $41 million from sales of other real and personal property. During the 39-weeks ended October 27, 2004 and the 26-weeks ended October 26, 2003, we purchased 28 and eight previously-leased operating properties for $103 million and $61 million, respectively.

4.    PENSION PLAN

      The following table summarizes the net periodic expense recognized for our qualified employee pension plan.

                                                                                                                     Predecessor
                                                                       Successor Company                               Company
                                            ----------------------------------------------------------------------  --------------
                                             13-Weeks Ended    13-Weeks Ended    39-Weeks Ended    26-Weeks Ended   13-Weeks Ended
(dollars in millions)                       October 27, 2004  October 29, 2003  October 27, 2004  October 29, 2003  April 30, 2003
---------------------                       ----------------  ----------------  ----------------  ----------------  --------------
Components of Net Periodic Expense

  Interest costs                               $        38       $        38       $       115       $        76      $        38
  Expected return on plan assets                       (35)              (32)             (104)              (61)             (33)
  Net loss recognition                                   -                 -                 -                 -               18
  Amortization of unrecognized
    transition asset                                     -                 -                 -                 -               (2)
                                               -----------       -----------       -----------       -----------      -----------
  Net periodic expense                         $         3       $         6       $        11       $        15      $        21
                                               ===========       ===========       ===========       ===========      ===========

      During the 39-weeks ended October 27, 2004 contributions to the plan were approximately $10 million. Contributions to the plan were not required during fiscal 2003. The minimum required contribution for fiscal 2004 and fiscal 2005 is approximately $11 million and $4 million, respectively.

5.    EARNINGS PER SHARE

      Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of stock options, the conversion of convertible debt and the impact of restricted stock when dilutive.

      A reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding is as follows:

                                                                                   13-weeks ended         39-weeks ended
(in millions)                                                                     October 27, 2004       October 27, 2004
-------------                                                                     ----------------       ----------------
Basic weighted average common shares                                                    89.2                   89.4
Dilutive effect of stock options                                                         6.4                    6.0
9% convertible note                                                                      6.0                    6.0
                                                                                       -----                  -----
Diluted weighted average common shares                                                 101.6                  101.4
                                                                                       =====                  =====

      A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

                                                                       13-Weeks Ended      39-Weeks Ended
(dollars in millions)                                                 October 27, 2004    October 27, 2004
----------------------------------------------------------------      ----------------    ----------------
Net income available to common shareholders                            $        553          $      801
Interest on 9% convertible note, net of tax                                       1                   3
                                                                       ------------          ----------
Income available to common shareholders with assumed conversions       $        554          $      804
                                                                       ============          ==========

      Certain common stock equivalents were excluded from the calculation of diluted earnings per share for the 13-weeks and 39-weeks ended October 27, 2004 as they were anti-dilutive. All common stock equivalents were excluded from the calculation of diluted earnings per share for the 13-weeks ended October 29, 2003 and April 30, 2003 and the 26-weeks ended October 29, 2003 as they were anti-dilutive. Upon our emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

6.    DEBT

Credit Facility

      Our credit agreement (the "Credit Facility") is an $800 million revolving credit facility with an equivalent letter of credit sub-limit under which Kmart Corporation is the borrower. Availability under the Credit Facility is subject to an inventory borrowing base formula. Since its issuance, we have only used the Credit Facility to support outstanding letters of credit. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. In conjunction with these reductions to our Credit Facility, the accelerated amortization of the associated debt issuance costs totaled $3 million for the 13-week period and $12 million for the 39-weeks ended October 27, 2004, respectively. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

      Borrowings under the Credit Facility are subject to a sliding pricing scale based on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels and such adjustments are implemented quarterly. Utilization of the Credit Facility in support of trade and standby letters of credit currently bears interest at 1.25% and 2.00% per annum, respectively. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.375% per annum. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

      As of October 27, 2004, we had utilized $22 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During fiscal 2004, we have replaced letters of credit used as collateral for certain programs with cash collateral which reduces fees paid by the Company with respect to the letters of credit. We continue to classify the cash collateral as Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of October 27, 2004, $221 million of cash was posted as collateral.

      Total availability under the Credit Facility as of October 27, 2004 was approximately $750 million.

      The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would result in an event of default that could result in our inability to access the funds. As of October 27, 2004, and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

Letter of Credit Agreement

      On August 13, 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $200 million through January 7, 2005, and increasing to $600 million thereafter. Standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. No interest is charged for trade letters of credit issued under the LC Agreement; however, we are required to pay a fee based on the unutilized commitment, as defined in the LC Agreement, equal to 0.125% per annum.

      We amended the LC Agreement on October 4, 2004, primarily to provide Kmart with an election to post either cash or inventory as collateral. Electing inventory would result in incremental costs under the LC Agreement. The LC Agreement is subject to a pledge and security agreement pursuant to which, after January 7, 2005, the Company must post as collateral cash in an amount equal to 100.5% of the face value of letters of credit outstanding under the LC Agreement or elect to post inventory as collateral, subject to certain conditions. Prior to January 7, 2005, the collateral posted by the Company is a leasehold mortgage on certain properties leased by the Company.

      The LC Agreement contains customary covenants, including covenants that restrict our ability to incur or create liens on collateralized assets, and sell, transfer, assign or otherwise dispose of any collateralized assets. Failure to satisfy these covenants would result in an event of default that could result in our inability to issue new letters of credit. Subject to these covenants the Company is required to maintain in a deposit account $250 million of cash invested with the issuing bank until such time that the cash collateral is equal to the 100.5% of the face value of the letters of credit outstanding, as discussed above. This cash is classified as Cash and cash equivalents as of October 27, 2004. As of October 27, 2004, and in all periods since inception of the LC Agreement, we have been in compliance with all covenants of the LC Agreement.

      As of October 27, 2004, we had utilized $197 million of the LC Agreement.

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

Interest Expense, Net

                                                                                                                      Predecessor
                                                                             Successor Company                          Company
                                               --------------------------------------------------------------------- --------------
                                                13-Weeks Ended   13-Weeks Ended    39-Weeks Ended    26-Weeks Ended  13-Weeks Ended
(dollars in millions)                          October 27, 2004 October 29, 2003  October 27, 2004  October 29, 2003 April 30, 2003
---------------------------------------------  ---------------- ----------------  ----------------  ---------------- --------------
Components of Interest Expense, Net

  Interest expense                                $       12      $       17         $       40        $       35      $       21
  Accretion of obligations at net present value           13               5                 38                 5               -
  Amortization of debt issuance costs                      6               4                 22                 9              37
  Interest income                                         (9)             (2)               (21)               (4)             (1)
                                                  ----------      ----------         ----------        ----------      ----------
  Interest expense, net                           $       22      $       24         $       79        $       45      $       57
                                                  ==========      ==========         ==========        ==========      ==========

      Cash paid for interest was $42 million, $37 million, and $19 million for the 39-weeks ended October 27, 2004, the 26-weeks ended October 29, 2003 and the 13-weeks ended April 30, 2003, respectively.

7.    INCOME TAXES

      We recorded a tax provision of $335 million and $485 million during the 13-weeks and 39-weeks ended October 27, 2004, respectively, based on the estimated effective tax rate for fiscal 2004 of 37.7%. We recorded an $11 million and $15 million tax benefit from our losses during the 13-weeks and 26-weeks ended October 29, 2003, respectively, based upon the estimated effective tax rate for the 39-weeks ended January 28, 2004 (successor period). The $6 million tax benefit recorded during the first quarter of fiscal 2003 relates to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses.

      The Predecessor Company recorded a full valuation allowance against its net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003. Given the Company's actual and forecasted levels of profitability in fiscal 2004, management believes that a portion of the pre-emergence net deferred tax assets will more likely than not be realized. As such, the Company reduced the valuation allowance on its pre-emergence net deferred tax assets by $92 million in the second quarter of fiscal 2004 to reflect its estimated utilization through the end of fiscal 2004. The Company will continue to assess the likelihood of realization of its pre-emergence net deferred tax assets and would reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, the benefit from the reduction of the valuation allowance on pre-emergence deferred tax assets is recorded as a direct credit to Capital in excess of par value with no impact on the Company's earnings or cash flows.

      During the second quarter of fiscal 2004 and the third quarter of fiscal 2003, we reduced our reserves for Predecessor Company income tax liabilities by $5 million and $24 million, respectively, primarily due to favorable claims settlements. We recorded these adjustments to Capital in excess of par value in our Unaudited Condensed Consolidated Balance Sheets.

      Cash paid for income taxes was $4 million for the 39-weeks ended October 27, 2004. Cash received for tax refunds and credits was $6 million and $2 million for the 26-weeks ended October 29, 2003 and the 13-weeks ended April 30, 2003, respectively.

8.    TREASURY STOCK

      The Company has a share repurchase program with authorization to repurchase $100 million of Common Stock. Since the inception of the share repurchase program in fiscal 2003, we have repurchased 128,400 shares of Common Stock for grants of stock based compensation (weighted-average price of $28.87 per share) at a cost of approximately $4 million.

      During fiscal 2004, we were assigned 507,974 shares of common stock (weighted average price of $76.14 per share) with an approximate value of $39 million. These assignments were the result of settlement agreements resolving claims arising from our Chapter 11 reorganization; see Note 2 - - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

      There were 499,506, 43,749 and 48,953 shares in treasury as of October 27, 2004, January 28, 2004 and October 29, 2003, respectively.

9.    STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the fair value method. Upon the departure of our former President and Chief Executive Officer, Julian C. Day, in October 2004, the vesting period for 778,880 stock options was accelerated and 389,439 stock options were cancelled effective immediately, as required by the terms of his nonqualified stock option agreement, as amended, with the Company. The accelerated vesting resulted in $2 million of compensation cost to be recognized during the 13-weeks ended October 27, 2004.

      On October 18, 2004, the Company's new President and Chief Executive Officer, Aylwin B. Lewis, was granted 150,000 options to purchase shares of Common Stock with a grant price of $88.62 per share and 50,781 shares of restricted stock at a grant price of $88.62 per share. These grants vest in installments over 4.25 years from the grant date and we will recognize compensation expense of approximately $10 million during this same period. The options expire 10 years from the date of grant.

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

      We account for restricted stock grants as fixed awards, and record deferred employee compensation to Capital in excess of par value. During the 39-weeks ended October 27, 2004, we granted 82,842 shares of restricted stock at a weighted average price of $66.39 per share. During the 26-weeks ended October 29, 2003 we granted 68,436 shares of restricted stock at a weighted average price of $29.22 per share. As of October 27, 2004, deferred employee compensation on all outstanding restricted stock grants is $7 million and is being amortized to compensation expense on a straight-line basis over the vesting period of three to four years.

10.   PROPERTY HELD FOR SALE

      Property held for sale was $30 million, $56 million and $70 million as of October 27, 2004, January 28, 2004 and October 29, 2003, respectively, and is included within Other current assets in our Unaudited Condensed Consolidated Balance Sheets. During the 13-weeks and 39-weeks ended October 27, 2004, we sold $5 million and $22 million of these assets for a gain of $1 million and $1 million, respectively. During the second and third quarters of fiscal 2003, we sold $90 million of assets classified as property held for sale for a net gain of $2 million. See Note 3 - Real Estate and Property Transactions for further discussion of these transactions.

11.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents net income or loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. During the 39-weeks ended October 27, 2004, we sold available-for-sale equity securities and in conjunction with these sales, reduced accumulated other comprehensive income by $1 million. Comprehensive income and net income are equivalent for the 13-weeks ended October 27, 2004. For the 13-weeks ended April 30, 2003, comprehensive loss included a minimum pension liability adjustment of $94 million. No adjustments were made to comprehensive income (loss) for the 13-weeks and 26-weeks ended October 29, 2003.

12.   INVESTMENTS IN AFFILIATED RETAIL COMPANIES

      Kmart footwear departments are operated under a master agreement with Footstar, Inc. ("FTS") and related license agreements with certain Meldisco subsidiaries of FTS, most of which are 49% owned by Kmart and 51% owned by FTS. On March 2, 2004, FTS and its direct and indirect subsidiaries, including all Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Given the likelihood of future receipts of the amounts due from the Meldisco subsidiaries with which we do business, no valuation reserve has been established for $24 million due to us from FTS as of October 27, 2004.

      On August 12, 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. On September 30, 2004, the Company objected to that motion, and also filed a separate motion to terminate the master agreement and the license agreements because of various defaults by FTS under the agreements. Should the bankruptcy court overrule the Company's objection and permit FTS to assume the master agreement and the license agreements, FTS must cure all past defaults under those agreements. On July 26, 2004, the Company filed a proof of claim in the FTS bankruptcy case for an amount in excess of our recorded receivable of $24 million; however, at this time, we are not able to accurately determine the ultimate amount to be realized as we have not received all information from FTS necessary for us to complete our claim. The Company believes the cure amount may be substantially in excess of $24 million. FTS asserts that the amount required to cure past defaults is $18 million, and that such amount should be reduced by overpayments FTS alleges it made to the Company for certain fees. If no resolution is achieved consensually with FTS with respect to the assumption of the master agreement, the license agreements and the cure amount, and the bankruptcy court permits FTS to assume the master agreement and the license agreements, the cure amount will be determined by the bankruptcy court.

      In September 2004, FTS restated six years of its consolidated financial statements for fiscal years 1997 through 2002. These restatements have not had a significant effect on our previously reported equity income derived from our investment in the Meldisco subsidiaries. FTS has yet to file audited financial statements and periodic reports for fiscal years 2003 and periodic reports for the first three quarters of fiscal 2004.

      We have received preliminary financial results from FTS for fiscal 2003 and for the first two quarters of fiscal 2004 as of the filing of this quarterly report on our Form 10-Q. These statements provide the basis of our estimate of equity income as presented in our Unaudited Condensed Consolidated Statements of Operations for the Meldisco subsidiaries with which we do business. We have not received preliminary financial statements for the third quarter of fiscal 2004. The Company has reviewed FTS' monthly operating reports for periods following its Chapter 11 filing, and noted that FTS has allocated certain of its reorganization and other costs to the Meldisco business. These charges have adversely impacted our estimated earnings recorded in fiscal 2004. We disagree with FTS' approach and have notified FTS of our position.

      The table below lists the net sales at our footwear departments for those Meldisco subsidiaries and our equity income earned from those Meldisco subsidiaries for the 13-weeks ended October 27, 2004, October 29, 2003 and April 30, 2003, the 39-weeks ended October 27, 2004 and the 26-weeks ended October 29, 2003.

                                                                                                               Predecessor
                                                               Successor Company                                 Company
                               -----------------------------------------------------------------------------  --------------
                                13-Weeks Ended    13-Weeks Ended         39-Weeks Ended      26-Weeks Ended   13-Weeks Ended
(dollars in millions)          October 27, 2004  October 29, 2003       October 27, 2004    October 29, 2003  April 30, 2003
---------------------          ----------------  ----------------       ----------------    ----------------  --------------
Net sales                       $     177           $      201             $     561            $       423       $     246
Equity income                   $       -           $        1             $       3            $         3       $       7


13.   BARTER TRANSACTIONS

      In fiscal 2004, we entered into barter transactions for advertising services with The WB Television Network ("The WB") and E! Entertainment Television, Inc. ("E!"). We promoted The WB in a significant number of our television, newspaper and other advertising expenditures during the third quarter of fiscal 2004. In return, we received advertising on certain television shows of The WB. We are promoting E! in our print advertising from August 2004 through November 2004, and we are receiving apparel promotions on the E! News Live show for a comparable period.

      We recognize barter revenue in accordance with Emerging Issues Task Force No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, the fair value of these barter arrangements was not determinable and therefore the revenue and expenses were not recognized in our Unaudited Condensed Consolidated Statements of Operations.

14.     RELATED PARTY TRANSACTIONS

      As further discussed in the Company's MD&A, the Company is considering various uses of its cash, including investments in various forms of securities. The Board of Directors of the Company has delegated authority to invest the Company's surplus cash, to Edward Lampert, subject to various limitations including those in the Company's existing Credit Facility as well as additional limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company's Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company.

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

15.   CORPORATE COST REDUCTION AND ASSOCIATE TERMINATION BENEFITS

      We initiated a corporate cost reduction program in August 2004, and in connection with this program, eliminated approximately 250 positions at our corporate headquarters in Troy, Michigan. Severance benefits, outplacement services and continuing health insurance benefits, which amounts were based on employees' years of service and job grade, aggregating $6 million will be paid to affected employees primarily through the end of the year. The anticipated annual savings of this action is $18 million on a pre-tax basis. We are also continuing efforts to reduce other corporate non-payroll expenses.

      Upon the resignation of our former President and Chief Executive Officer, he received a $2 million severance payment, pro-rata portions of his annual and Long Term Incentive Plan bonuses and accelerated vesting of 778,880 stock options, all as required by various agreements with the Company. In conjunction with these actions, we incurred compensation expense of $5 million in the third quarter of fiscal 2004, which is recorded in SG&A in our Unaudited Condensed Consolidated Statement of Operations for the 13-weeks and 39-weeks ended October 27, 2004.

16.   DISCONTINUED OPERATIONS

      During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores, of which 66 stores met the criteria to be accounted for as discontinued operations. The Company applied the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. The table below sets forth the components of the net loss associated with the discontinued operations for the 13-weeks ended April 30, 2003.

                                                         Predecessor Company
                                                         -------------------
                                                           13-Weeks Ended
(dollars in millions)                                      April 30, 2003
---------------------                                    -------------------
Sales                                                       $       232
Cost of sales, buying and occupancy                                 150
                                                            -----------
Gross margin                                                         82
Selling, general and administrative expenses                         43
Restructurings, impairments and other charges                         5
Reorganization items, net                                            44
                                                            -----------
Discontinued operations, net of tax                         $       (10)
                                                            ===========

      The Company applied the provisions of SFAS No. 144 to the stores sold to Home Depot and Sears and determined that none of the stores met the criteria to be accounted for as discontinued operations.

17.     SPECIAL CHARGES

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

18.   REORGANIZATION ITEMS, NET

      Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following were recorded:

                                                             Predecessor Company
                                                             -------------------
                                                               13-Weeks Ended
(dollars in millions)                                          April 30, 2003
------------------------------------------------             -------------------
Gain on extinguishment of debt                                 $      (5,642)
Revaluation of assets and liabilities                                  5,642
Fleming settlement                                                       385
Estimated claims for rejected executory contracts                        200
2003 store closings                                                      158
Other                                                                     26
                                                               -------------
Reorganization items, net                                      $         769
                                                               =============

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

19.     COMMITMENTS AND CONTINGENCIES

Other and Routine Actions

      On November 7, 2003, the Company filed suit in the United States District Court for the Eastern District of Michigan, which was later dismissed and refiled in the Oakland County Circuit Court (State of Michigan), against Capital One Bank, Capital One, F.S.B., and Capital One Services, Inc. (collectively, "Capital One"). The complaint, as amended, alleges breach of contract, tortious interference with business relationships, misappropriation of a trade secret, trademark infringement, and a violation of the Michigan Consumer Protection Act, which claims arise out of Capital One's alleged failure to market and support a co-branded credit card under an agreement the parties had with respect to a Kmart MasterCard. Kmart is seeking monetary damages. Capital One has filed a motion to dismiss; a hearing on that motion has not been scheduled. Trial is currently set for June, 2005. Discovery is proceeding.

      On September 24, 2004, the Company filed suit against i2 Technologies, Inc. ("i2") and two of its senior executives in the District Court for Dallas County, Texas. The suit alleges fraud, breach of contract and rescission arising out of the September 29, 2000 contract between Kmart and i2 for software licenses, software development and consulting work (the "Contract"). After entering into the Contract, Kmart experienced difficulty in integrating the new software. Kmart also discovered that several of the software component packages it had purchased did not exist. Kmart is seeking monetary damages. There are no court dates set yet.

      In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. That ruling was appealed by the Company to the Seventh Circuit Court of Appeals. The Seventh Circuit upheld the decision of the District Court. Critical vendors sought a rehearing by the Seventh Circuit, which was denied, and filed petitions for Writ of Certiorari to the Supreme Court, which were also denied. In order to satisfy our fiduciary responsibility to pursue claims against the critical vendors, on January 26, 2004 we filed 45 lawsuits against a total of 1,189 vendors that received these payments. Subsequently, many of the cases were severed into lawsuits against individual defendants although all cases are proceeding on a common pretrial procedural track. The lawsuits seek to recover critical vendor payments in excess of $174 million. The Company notified affected vendors that we are willing to settle these claims for a percentage of the money they received, based on the amount of the claim. The ultimate amount of recovery can not be determined at this time. As of October 27, 2004, Kmart has settled 215 critical vendor claims.

      We are a party to a substantial number of other claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any such claim relates to a contract which was assumed by us when we emerged from Chapter 11 or relates to a time period occurring after the Petition Date, the Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts.

      We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our Unaudited Condensed Consolidated Balance Sheet as of October 27, 2004 only reflects potential losses for which the Company may have ultimate responsibility.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that reflect, when made, Kmart's current views with respect to current events and financial performance. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, express or implied by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain normal terms with vendors and service providers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; weather conditions, including those which affect buying patterns of Kmart's customers; other factors affecting business beyond Kmart's control; and Kmart's ability to attract, motivate and/or retain key executives and associates. Kmart undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances after the date such statements were made.

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

                                                                   SUCCESSOR COMPANY
                                                           -------------------------------
                                                           13-WEEKS ENDED    13-WEEKS ENDED
(dollars in millions)                                     OCTOBER 27, 2004  OCTOBER 29, 2003
---------------------                                     ----------------  ----------------
Sales                                                      $       4,392     $       5,092
Cost of sales, buying and occupancy                                3,247             3,925
                                                           -------------     -------------
Gross margin                                                       1,145             1,167
Selling, general and administrative expenses                       1,043             1,179
Net gains on sales of assets                                        (807)               (1)
                                                           -------------     -------------
Operating income (loss)                                              909               (11)
Interest expense, net                                                 22                24
Bankruptcy related recoveries                                         (1)                -
Equity income in unconsolidated subsidiaries                           -                (1)
                                                           -------------     -------------
Income (loss) from operations before income taxes                    888               (34)
Provision for (benefit from) income taxes                            335               (11)
                                                           -------------     -------------
Net income (loss)                                          $         553     $         (23)
                                                           =============     =============

13-WEEKS ENDED OCTOBER 27, 2004 COMPARED TO 13-WEEKS ENDED OCTOBER 29, 2003

      Same-store sales and total sales decreased 12.8% and 13.7%, respectively, for the 13-weeks ended October 27, 2004 as compared to the 13-weeks ended October 29, 2003. Same-store sales include sales of all open stores that have been open for more than 13 full months. The decline in same-store and total sales has been affected by soft customer demand during the back-to-school season, less promotional advertising in our circulars and increased competition at certain store locations.

      Favorable markon, improvements in shrink, and reductions in markdowns on promotional and clearance items were the primary factors improving our gross margin rate this quarter. This improvement in the current quarter was partially offset by the effect of the decline in sales on certain fixed operating costs. As a result, gross margin as a percentage of sales increased to 26.1% for the 13-weeks ended October 27, 2004, from 22.9% in the prior year comparable quarter. Gross margin decreased $22 million to $1.15 billion, for the 13-weeks ended October 27, 2004, from $1.17 billion for the 13-weeks ended October 29, 2003.

      Selling, general and administrative expenses ("SG&A") decreased $136 million to $1.04 billion for the 13-weeks ended October 27, 2004, from $1.18 billion for the 13-weeks ended October 29, 2003. SG&A, as a percentage of sales, increased to 23.7% for the 13-weeks ended October 27, 2004, from 23.2% in the prior year comparable quarter. The decline in SG&A resulted from a reduction in store payroll and related expenditures due to increased operating efficiencies and reduced sales volume at our stores, and to reductions in newspaper advertising. Included in SG&A for the period is compensation expense of $5 million related to the departure of our former President and Chief Executive Officer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Operating income for the 13-weeks ended October 27, 2004 was $909 million, or 20.7% of sales, as compared to a loss of $11 million, or (0.2%) of sales, for the same period in the prior year. Adjusted operating income for the 13-weeks ended October 27, 2004 was $102 million, or 2.3% of sales, as compared to a loss of $(12) million, or (0.2%) of sales, for the same period in the prior year. Adjusted operating income for the 13-weeks ended October 27, 2004 and October 29, 2003 exclude $807 million and $1 million of gains on sales of assets, respectively, primarily related the previously announced transactions with Home Depot and Sears; see Note 3 - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure. Operating income increased in the current quarter due to the decrease in SG&A as compared to the prior quarter in fiscal 2003, as discussed above.

      Interest expense, net for the 13-weeks ended October 27, 2004 and October 29, 2003 was $22 million and $24 million, respectively. During the 13-weeks ended October 27, 2004, $13 million of interest expense was recorded for the accretion of obligations recorded at net present value. To reduce the overall cost of our Credit Facility, we restated and amended it in October 2004, reducing the facility from $1.0 billion to $800 million. We recognized $6 million of debt issuance costs in Interest expense, net for the 13-weeks ended October 27, 2004, $3 million of which we accelerated in conjunction with the reduction to our Credit Facility. Interest expense is net of interest income of $9 million and $2 million for the 13-weeks ended October 27, 2004 and October 29, 2003, respectively.

      The effective income tax rate was 37.7% and (32.4%) for the 13-weeks ended October 27, 2004 and October 29, 2003, respectively; see Note 7 - Income Taxes for a more detailed discussion.

      The following table is presented solely to complement management's discussion and analysis.

                                                                                                                 PREDECESSOR
                                                                         SUCCESSOR COMPANY                         COMPANY
                                                      ----------------------------------------------------     --------------
                                                       26-WEEKS ENDED     26-WEEKS ENDED    13-WEEKS ENDED     13-WEEKS ENDED
(dollars in millions)                                 OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 28, 2004     APRIL 30, 2003
---------------------                                 ----------------   ----------------   --------------     --------------
Sales                                                  $       9,177      $      10,744      $       4,615      $       6,181
Cost of sales, buying and occupancy                            6,790              8,344              3,478              4,762
                                                       -------------      -------------      -------------      -------------
Gross margin                                                   2,387              2,400              1,137              1,419
Selling, general and administrative expenses                   2,082              2,404              1,004              1,421
Net gains on sales of assets                                    (879)                (3)               (32)                 -
Restructuring, impairment and other charges                        -                  -                  -                 37
                                                       -------------      -------------      -------------      -------------
Operating income (loss)                                        1,184                 (1)               165                (39)
Interest expense, net                                             53                 45                 26                 57
Bankruptcy related recoveries                                     (6)                 -                 (7)                 -
Equity income in unconsolidated subsidiaries                       -                 (3)                (3)                (7)
Reorganization items, net                                          -                  -                  -                769
                                                       -------------      -------------      -------------      -------------
Income (loss) from continuing operations
  before income taxes                                          1,137                (43)               149               (858)
Provision for (benefit from) income taxes                        429                (15)                56                 (6)
                                                       -------------      -------------      -------------      -------------
Income (loss) from continuing operations                         708                (28)                93               (852)

Discontinued operations                                            -                  -                  -                (10)
                                                       -------------      -------------      -------------      -------------
Net income (loss)                                      $         708      $         (28)     $          93      $        (862)
                                                       =============      =============      =============      =============

26-WEEKS ENDED OCTOBER 27, 2004 COMPARED TO 26-WEEKS ENDED OCTOBER 29, 2003

      Same-store sales and total sales decreased 13.9% and 14.6%, respectively, for the 26-weeks ended October 27, 2004 as compared to the 26-weeks ended October 29, 2003. Factors contributing to the decline in same store and total sales included reductions in promotional events and promotional advertising in our circulars, soft customer demand during the back-to-school season and increased competition at certain store locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Favorable markon, improvements in shrink, and reductions in markdowns on promotional and clearance items were the primary factors improving our gross margin rate this period. The margin rate improvement in the current period was partially offset by the effect of the decline in sales on certain fixed operating costs. As a result, gross margin as a percentage of sales increased to 26.0% for the 26-weeks ended October 27, 2004, from 22.3% for the 26-weeks ended October 29, 2003. Gross margin decreased $13 million to $2.39 billion, for the 26-weeks ended October 27, 2004, from $2.40 billion for the 26-weeks ended October 29, 2003.

      SG&A decreased $322 million for the 26-weeks ended October 27, 2004 to $2.08 billion, or 22.7% of sales, from $2.40 billion, or 22.4% of sales, for the 26-weeks ended October 29, 2003. The decline resulted from a reduction in store payroll and related expenditures due to increased operating efficiencies and reduced sales volume at our stores, and to reductions in newspaper advertising. The remaining net reduction in SG&A is due primarily to continued efforts to reduce our operating costs.

      Operating income for the 26-weeks ended October 27, 2004 was $1.18 billion as compared to a loss of $1 million for the same period of the prior year. Adjusted operating income for the 26-weeks ended October 27, 2004 was $305 million as compared to a loss of $4 million, for the same period in the prior year. Adjusted operating income for the 26-weeks ended October 27, 2004 and October 29, 2003 exclude $879 million and $3 million of gains on sales of assets, respectively, primarily related to the previously announced transactions with Home Depot and Sears; see Note 3 - - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure. Operating income also increased in the current period due to the decrease in SG&A as compared to the prior period in fiscal 2003, as discussed above.

      Interest expense, net for the 26-weeks ended October 27, 2004 and October 29, 2003 was $53 million and $45 million, respectively. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. We recognized $18 million of debt issuance costs in Interest expense, net for the 26-weeks ended October 27, 2004, $12 million of which we accelerated in conjunction with the reduction to our Credit Facility. During the 26-weeks ended October 27, 2004, $26 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $16 million and $4 million for the 26-weeks ended October 27, 2004 and October 29, 2003, respectively.

      Effective income tax rate was 37.7% and (34.9%) for the 26-weeks ended October 27, 2004 and October 29, 2003, respectively.

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

      The effective income tax rate was 37.6% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively; see Note 7 - Income Taxes for a more detailed discussion.

39-WEEKS ENDED OCTOBER 27, 2004 (SUCCESSOR COMPANY)

      Due to the application of Fresh-Start accounting upon our emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company.

      Total sales were $13.79 billion for the 39-weeks ended October 27, 2004. Same-store sales decreased 13.6%. Reductions in promotions and advertising, including the frequency of mid-week circulars in the current year, have affected same-store sales and total sales.

      Gross margin for the 39-weeks ended October 27, 2004 was $3.52 billion or 25.6% of sales. A reduction in clearance markdowns and improvements in shrink favorably affected gross margin in the current period. Included in gross margin was a $22 million charge in conjunction with store closings inventory liquidations.

      SG&A was $3.09 billion or 22.4% of sales for the period. Reduced payroll and related expenses at our stores, as well as a reduction in advertising expenses favorably affected SG&A for the period.

      Operating income for the 39-weeks ended October 27, 2004 was $1.35 billion, or 9.8% of sales. Operating income was favorably affected by the improvements in gross margin and reductions in SG&A, as discussed above. Adjusted operating income for the 39-weeks ended October 27, 2004 was $438 million, which excludes gains on sales of assets of $911 million, primarily related to the previously announced transactions with Home Depot and Sears - see
Note 3 - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure.

      Interest expense, net for the 39-weeks ended October 27, 2004 was $79 million. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. We recognized $22 million of debt issuance costs in Interest expense, net for the 39-weeks ended October 27, 2004, $12 million of which we accelerated in conjunction with the reduction to our Credit Facility. During the 39-weeks ended October 27, 2004, $38 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $21 million.

      The effective income tax rate was 37.7% for the 39-weeks ended October 27, 2004; see Note 7 - Income Taxes for a more detailed discussion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NON-GAAP MEASURES

      Adjusted operating income is a non-GAAP measure. The Company has provided this adjusted figure to provide a more meaningful comparison of ongoing results and analysis of the Company's operating performance, as it reflects core operations excluding the significant gains realized on sales of assets. This non-GAAP financial measure should be evaluated in conjunction with, and is not a substitute for, GAAP financial measures. Following is a reconciliation of adjusted results to GAAP results:

(dollars in millions)                        13-WEEKS ENDED                      26-WEEKS ENDED                39-WEEKS
---------------------                -------------------------------     -------------------------------    -------------
                                     OCT. 27, 2004     OCT. 29, 2003     OCT. 27, 2004     OCT. 29, 2003    OCT. 27, 2004
                                     -------------     -------------     -------------     -------------    -------------
Adjusted operating income (loss)          $    102       $     (12)       $         305    $         (4)      $       438
Gains on sales of assets                       807               1                  879               3               911
                                          --------       ---------        -------------    ------------       -----------
GAAP operating income (loss)              $    909       $     (11)       $       1,184    $         (1)      $     1,349
                                          ========       =========        =============    ============       ===========

LIQUIDITY AND FINANCIAL CONDITION

      Kmart continued to maintain strong liquidity for the 39-weeks ended October 27, 2004 with cash flow from operations of $171 million and $524 million in proceeds from asset sales. Our principal cash needs are for our operations and capital expenditures, which have been satisfied through our net earnings and our existing $2.6 billion balance in cash and cash equivalents as of October 27, 2004. Working capital required for our business is significantly affected by our level of sales, seasonality and the credit extended by our vendors. In addition, we have funds available under our Credit Facility. From its inception, we have only used the Credit Facility to support issuances of letters of credit. However, should we experience significant negative sales trends, a significant disruption of terms with our vendors, the Credit Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected. The Company continues to explore various alternatives to reduce the cost and improve the terms of our Credit Facility to reflect the improvement in the Company's financial condition.

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

CREDIT FACILITY

      Our credit agreement (the "Credit Facility") is an $800 million revolving credit facility with an equivalent letter of credit sub-limit under which Kmart Corporation is the borrower. Availability under the Credit Facility is subject to an inventory borrowing base formula. Since its issuance, we have only used the Credit Facility to support outstanding letters of credit. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. In conjunction with these reductions to our Credit Facility, the accelerated amortization of the associated debt issuance costs totaled
$3 million for the 13-week period and $12 million for the 39-weeks ended
October 27, 2004, respectively. The Credit Facility is guaranteed by the Successor Company, Kmart Management Corporation, Kmart Services Corporation (a subsidiary of Kmart Management Corporation) and Kmart Corporation's direct and indirect domestic subsidiaries. The Credit Facility is secured primarily by first liens on inventory, the proceeds thereof and certain related assets of Kmart Corporation and the guarantors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      Borrowings under the Credit Facility are subject to a sliding pricing scale based on our earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA") levels and such adjustments are implemented quarterly. Utilization of the Credit Facility in support of trade and standby letters of credit currently bears interest at 1.25% and 2.00% per annum, respectively. In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.375% per annum. The Credit Facility gives the Company the ability to repurchase up to $500 million of the Company's Common Stock, depending on our EBITDA levels and subject to the approval of the Company's Board of Directors.

      As of October 27, 2004, we had utilized $22 million of the Credit Facility for letters of credit issued for ongoing import purchasing operations, and contractual and regulatory purposes, including letters of credit utilized as collateral to support our self-insurance programs. During fiscal 2004, we have replaced letters of credit used as collateral for certain programs with cash collateral which reduces fees paid by the Company with respect to the letters of credit. We continue to classify the cash collateral as Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of October 27, 2004, $221 million of cash was posted as collateral.

      Total availability under the Credit Facility as of October 27, 2004 was approximately $750 million.

      The Credit Facility financial covenants include a requirement that we maintain certain availability minimums, and failure to do so triggers additional required minimum levels of EBITDA. The Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make investments, pay dividends or make other equity distributions, sell or dispose of stock or assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would result in an event of default that could result in our inability to access the funds. As of October 27, 2004, and in all periods since our emergence from Chapter 11, we have been in compliance with all Credit Facility covenants.

Letter of Credit Agreement

      On August 13, 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $200 million through January 7, 2005 and increasing to $600 million thereafter. Standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. No interest is charged for trade letters of credit issued under the LC Agreement; however, we are required to pay a fee based on the unutilized commitment, as defined in the LC Agreement, equal to 0.125% per annum.

      We amended the LC Agreement on October 4, 2004, primarily to provide Kmart with an election to post either cash or inventory as collateral. Electing inventory would result in incremental costs under the LC Agreement. As of October 27, 2004, Kmart has posted cash collateral of $250 million to support the LC Agreement. We classify the cash collateral as Cash and cash equivalents due to our ability to post inventory as collateral at any time at our discretion. The LC Agreement is subject to a pledge and security agreement pursuant to which, after January 7, 2005, the Company must post as collateral cash in an amount equal to 100.5% of the face value of letters of credit outstanding under the LC Agreement or elect to post inventory as collateral, subject to certain conditions. Prior to January 7, 2005, the collateral posted by the Company is a leasehold mortgage on certain properties leased by the Company.

      The LC Agreement contains customary covenants, including covenants that restrict our ability to incur or create liens on collateralized assets, and sell, transfer, assign or otherwise dispose of any collateralized assets. Failure to satisfy these covenants would result in an event of default that could result in our inability to issue new letters of credit. Subject to these covenants the Company is required to maintain in a deposit account $250 million of cash invested with the issuing bank until such time that the cash collateral is equal to the 100.5% of the face value of the letters of credit outstanding, as discussed above. This cash is classified as Cash and cash equivalents as of October 27, 2004. As of October 27, 2004, and in all periods since inception of the LC Agreement, we have been in compliance with all covenants of the LC Agreement.

      As of October 27, 2004, we had utilized $197 million of the LC Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CASH FLOWS

      Operating activities provided net cash of $171 million and $576 million for the 39-weeks ended October 27, 2004 and the 13-weeks ended April 30, 2003, respectively. During the 26-weeks ended October 29, 2003, operating activities used $396 million of net cash. Cash flow for the current 39-week period was favorably affected by our strong net earnings which was partially offset by the increase in our inventories, net of associated accounts payable, for the upcoming holiday season and by funding $77 million for future associate medical and dental expenses. For the 26-weeks ended October 29, 2003, the use of cash was primarily due to payments of $470 million for exit costs and reorganization items. For the 13-weeks ended April 30, 2003, a decrease in inventory due to liquidation sales in conjunction with store closings and improved inventory management, partially offset by a decrease in accounts payable, had a favorable affect on operating cash flow.

      Investing activities generated $345 million, $32 million and $60 million for the 39-weeks ended October 27, 2004, the 26-weeks ended October 29, 2003 and the 13-weeks ended April 30, 2003, respectively. During the current year, we received proceeds of $524 million from sales of real and personal property, including $432 million from the sale of owned and assignment of leased properties to Sears and Home Depot. See Note 3 - Real Estate and Property Transactions and Note 11 - Property Held for Sale for a more detailed discussion of these transactions. During the 39-weeks ended October 27, 2004 and the 26-weeks ended October 26, 2003, we purchased 28 and eight previously-leased operating properties for $103 million and $61 million, respectively. Additionally, we received proceeds of $92 million from the sale of property held for sale during the 26-weeks ended October 29, 2003. Proceeds of $64 million were received during the 13-weeks ended April 30, 2003, from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations.

      Payments on capital lease obligations and mortgages of $40 million and $17 million were the uses of cash for financing activities during the 39-weeks ended October 27, 2004 and the 13-weeks ended April 30, 2003, respectively. Financing activities provided $73 million in cash for the 26-weeks ended October 29, 2003. Upon emergence from bankruptcy in May, 2003, the Company received net proceeds of $127 million from the issuance of Common Stock to the Plan Investors and proceeds of $60 million from the issuance of the convertible note to affiliates of ESL. The positive effect of these items was partially offset by payments made for other financing arrangements. See Note 2 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a more detailed discussion.

      The Company has a share repurchase program with authorization to repurchase $100 million in Common Stock. As of October 27, 2004, we had repurchased approximately $4 million of Common Stock.

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

      During the 39-weeks ended October 27, 2004 contributions to the plans were approximately $10 million. The minimum required contribution for fiscal 2004 and fiscal 2005 is approximately $11 million and $4 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

REAL ESTATE TRANSACTIONS

Home Depot U.S.A., Inc.

      On June 3, 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell owned properties and assign leased properties for a maximum purchase price of $365 million in cash. These agreements were later amended to reflect that the Company would sell four properties and assign 14 properties for an aggregate purchase price of $271 million. Pursuant to these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. The Company completed the assignment of 13 of the remaining properties in the third quarter of fiscal 2004, resulting in proceeds to the Company of $200 million in cash, and a net gain of $198 million. We anticipate closing on the final property during the fourth quarter, resulting in additional proceeds of $12 million.

Sears, Roebuck and Co.

      On June 29, 2004, the Company entered into an agreement with Sears, Roebuck and Co. ("Sears") to sell owned properties and assign leased properties for a maximum purchase price of $621 million in cash. On September 29, 2004, the Company agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. The Company received 30% of the purchase price in September, 2004 upon closing, and recognized a gain on the transaction of $599 million. The remaining 70% of the purchase price will be received when Sears occupies the properties, which shall take place no later than April 15, 2005. The receivable for the remaining purchase price of $403 million is included in Accounts receivable, net in our Unaudited Condensed Consolidated Balance Sheet as of October 27, 2004. ESL and its affiliates own over 10 percent of both Sears and the Company.

OTHER

      In light of the Company's liquidity position and subject to compliance with our Credit Facility, we may consider various uses of cash and other resources in the future which could include investments in various forms of securities, share repurchases, the acquisition of related or unrelated businesses, and the payment of dividends.

STORE ACTIVITY

      During the 39-weeks ended October 27, 2004, the Company purchased 28 previously leased store locations; sold 17 stores; closed four stores; and allowed leases to expire on four stores. As of October 27, 2004, we operated 1,486 stores.

      In the second and third quarters of fiscal 2003, we closed one store and purchased seven previously leased store locations and one previously leased distribution center. In the first quarter of fiscal 2003, the Predecessor Company closed 316 stores.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

DISCONTINUED OPERATIONS

      During the 39-weeks ended October 27, 2004, the Company applied the provisions of SFAS No. 144 to the stores sold to Home Depot and Sears and determined that none of the stores met the criteria to be accounted for as discontinued operations.

      During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total stores closed, 66 met the criteria for discontinued operations. For a comprehensive discussion, see Note 16 - Discontinued Operations.

      For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

SPECIAL CHARGES

      Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion, see Note 17 - Special Charges.

REORGANIZATION ITEMS, NET

      Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items. For a comprehensive discussion, see Note 18 - Reorganization Items, net.

OTHER MATTERS

      The Martha Stewart Everyday brand is considered a distinctive brand for Kmart and we currently sell Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating product lines, along with candles and accessories. To date, we have not experienced any significant adverse impact from Ms. Stewart's recent conviction and incarceration on the sales of Martha Stewart Everyday brand products. Although product sales have not been significantly affected by past events, the Company is not able to determine the potential effects that these events may have on the future sales of its Martha Stewart Everyday brand products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At October 27, 2004, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

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

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

      See Note 19 of the Notes to Unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company has a share repurchase program with authorization to repurchase $100 million of Common Stock. As of October 27, 2004, we had repurchased approximately $4 million of Common Stock.

                                                                                        Total          Approximate
                                                                                  Number of Shares     Dollar Value
                                                                     Average      Purchased as Part   of Shares that
                                                  Total               Price          of Publicly        May Yet Be
                                             Number of Shares       Paid per          Announced      Purchased Under
              Period                            Purchased             Share            Program         the Program
--------------------------------------       ----------------     -------------   ---------------    ---------------
July 29, 2004 to August 25, 2004                         -                    -            -          $  96,000,000

August 26, 2004 to September 22, 2004              496,211(1)     $       76.09            -          $  96,000,000

September 23, 2004 to October 27, 2004               5,276(2)     $       85.85            -          $  96,000,000

(1) The Company was assigned 494,481 shares (weighted-average price of $76.06 per share) of Common Stock as part of a settlement agreement reached with a Class 5 claimholder; in addition the Company was assigned 1,730 shares (weighted-average price of $83.37 per share) of Common Stock for payment of withholding taxes related to the vesting of restricted stock.

(2) The Company was assigned 5,276 shares of Common Stock as part of a settlement agreement reached with a critical vendor.

ITEM 6.  EXHIBITS

      Exhibit 10.1 Employment Agreement, dated as of October 18, 2004, between
                   Kmart Holding Corporation and Aylwin B. Lewis

      Exhibit 10.2 Julian C. Day Separation Agreement, dated as of October 18,
                   2004

      Exhibit 10.3 First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks

      Exhibit 10.4 Credit Agreement, dated as of May 6, 2003, as amended and restated as of October 7, 2004, among Kmart Corporation as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Syndication Agent, Co-Collateral Agent and Lender, Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Wells Fargo Foothill Inc. as Co-Documentation Agent

      Exhibit 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14
                   (a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

      Exhibit 31.2 Chief Financial Officer Certification pursuant to Rule 13a-14
                   (a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

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

                                  Date:            NOVEMBER 17, 2004

                                                Kmart Holding Corporation
                                       -----------------------------------------
                                                      (Registrant)



                                  By:              /s/ Aylwin B. Lewis
                                       -----------------------------------------
                                                     Aylwin B. Lewis
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



                                                /s/ James D. Donlon, III
                                       -----------------------------------------
                                                  James D. Donlon, III
                                         Senior Vice President, Chief Financial
                                                         Officer
                                              (Principal Financial Officer)



                                                   /s/ James F. Gooch
                                       -----------------------------------------
                                                     James F. Gooch
                                               Vice President, Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                               Description
--------    --------------------------------------------------------------------
  10.1      Employment Agreement, dated as of October 18, 2004, between Kmart
            Holding Corporation and Aylwin B. Lewis

  10.2      Julian C. Day Separation Agreement, dated as of October 18, 2004

  10.3      First Amendment to Letter of Credit Agreement, dated as of August
            13, 2004 among Kmart Corporation, Bank of America, National
            Association and Fleet National Bank as issuing banks

  10.4 Credit Agreement, dated as of May 6, 2003, as amended and restated as of October 7, 2004, among Kmart Corporation as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent,
            Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as
            Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as
            Syndication Agent, Co-Collateral Agent and Lender, Fleet Securities,
            Inc., as Co-Lead Arranger and Co-Book Runner, GMAC Commercial
            Finance LLC, as Co-Documentation Agent and Wells Fargo Foothill Inc.
            as Co-Documentation Agent

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