Form 10-K/A
period 2004-01-28
KMART HOLDING CORP
filed 2005-02-11
CIK 1229206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year ended January 28, 2004
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from ______ to ________ .

                          Commission File No. 000-50278

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

                          Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES [X] NO [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 30, 2003 was $1,001,020,122.

As of March 15, 2004, 89,633,760 shares of Common Stock of the Registrant were outstanding.

Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES [X] NO [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 25, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

            The purpose of this Amendment No. 1 to Annual Report on Form 10-K/A is to restate the audited financial statements of Kmart Holding Corporation and its subsidiaries (the "Company," "we" or "our") for the year ended January 28, 2004, filed with the Securities and Exchange Commission ("SEC") on Form 10-K on March 18, 2004.

            In conjunction with their review of Sears Holdings Corporation's registration statement on Form S-4 in connection with the pending merger between Kmart and Sears, Roebuck and Company ("Sears"), the SEC reviewed Kmart's Form 10-K for the year ended January 28, 2004. Upon shareholder approvals of the merger transaction, Sears Holdings Corporation will be a new retail company resulting from the merger of Kmart and Sears. As a result of this review, it has been determined that the Company did not reflect an embedded beneficial conversion feature of the convertible note issued upon emergence from bankruptcy.

            The accounting treatment of the note is based on the determination of a commitment date as defined by Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. The Company believed that it had met these qualifications as of the initial agreement date and accounted for the note accordingly. The SEC believes that at the time of the agreement these conditions had not been met, and therefore a commitment date did not occur until issuance of the note. After discussions with the SEC, the Company has agreed to restate its financial statements. This amendment reflects a May 6, 2003 commitment date, resulting in a portion of the note being allocated to stockholders' equity, as required by EITF 00-27. The restatement resulted in a non-cash charge to interest expense of $22 million due to the amortization of the debt discount during the 39-weeks ended January 28, 2004.

            See Note 4 to the Consolidated Financial Statements for further explanation and a discussion of the impact to the Company's net income and earnings per share.

            The Items of our Annual Report on Form 10-K for the fiscal year ended January 28, 2004 which are amended and restated herein are:

      1.    Item 6 - Selected Financial Data

      2.    Item 7 - Management's Discussion and Analysis

      3.    Item 8 - Financial Statements and Supplementary Data

      4.    Item 9A - Controls and Procedures

            Except as otherwise expressly noted herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect events occurring after the March 18, 2004 filing of our Annual Report on Form 10-K in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

            The remaining Items contained within this Amendment No. 1 to our Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended January 28, 2004 in the form filed with the SEC on March 18, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. The Company is also filing amended 10-Qs for the three periods subsequent to the original date of this filing. These amended 10-Qs speak to events that occurred after the date of this filing and should be read in conjunction with this amended 10-K.

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

            A description of our leasing arrangements appears in Note 13 in Item 8 of this Form 10-K/A.

Item 3. Legal Proceedings

            We discuss certain legal proceedings pending against the Company in
Part II, and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and relief sought. See Note 22 in Item 8 of this Form 10-K/A for this discussion.

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

            The quarterly high and low sales prices for the Predecessor Company's common stock and the Successor Company's common stock for the two most recent fiscal years are set forth below:

                                                       2003
                               -------------------------------------------------
                               Predecessor
                                 Company              Successor Company
                               -----------    ----------------------------------
                                  First          Second      Third     Fourth
                                 Quarter        Quarter     Quarter    Quarter
                               -----------    -----------  ---------  ----------
Common stock price
   High                        $      0.14    $     26.99  $   30.67  $    32.74
   Low                         $      0.06    $     12.85  $   23.35  $    23.00

                                                       2002
                               -------------------------------------------------
                                               Predecessor Company
                               -------------------------------------------------
                                  First          Second      Third     Fourth
                                  Quarter        Quarter    Quarter    Quarter
                               -----------    -----------  ---------  ----------
Common stock price
   High                        $      1.78    $      1.22  $    0.72  $     0.71
   Low                         $      0.89    $      0.52  $    0.38  $     0.10

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

            As discussed in the Explanatory Note, the audited financial statements of Kmart as of April 30, 2003, January 28, 2004 and for the 39-week period ended January 28, 2004 have been restated since their original filing on Form 10-K on March 18, 2004. Please read the Explanatory Note and also Note 4 in
Item 8 of this Form 10-K/A for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements.

                                                     Successor
                                                     Company                                Predecessor Company
                                                 ----------------  ----------------------------------------------------------------
                                                    39-Weeks       13-Weeks                                 Fiscal
                                                     Ended            Ended         -----------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)     January 28, 2004  April 30, 2003      2002           2001        2000       1999
--------------------------------------------     ----------------  --------------   ------------   ----------    -------   --------
SUMMARY OF OPERATIONS                             (AS RESTATED)
 Total sales (1)                                   $    17,072      $     6,181     $    29,352    $   34,180    $35,027   $ 33,960
Comparable sales % (2)                                    (9.5%)           (3.2%)         (10.1%)        (0.1%)      1.1%       4.8%
Income (loss) before interest expense,
   reorganization items, income taxes
   and discontinued operations (3)                         505              (32)         (2,277)       (2,146)       (65)     1,182
Income (loss) before discontinued operations (3)           234             (852)         (2,771)       (2,377)      (256)       557
Discontinued operations                                      -              (10)           (448)          (69)       (12)      (193)
Net income (loss)(3)                                       234             (862)         (3,219)       (2,446)      (268)       364
PER COMMON SHARE
Basic:
   Continuing (loss) income                        $      2.61      $     (1.63)    $     (5.47)   $    (4.81)   $ (0.51)  $   1.13
   Discontinued operations                         $         -      $     (0.02)    $     (0.89)   $    (0.14)   $ (0.02)  $  (0.39)
   Net (loss) income                               $      2.61      $     (1.65)    $     (6.36)   $    (4.95)   $ (0.53)  $   0.74
Diluted:(4)
   Continuing (loss) income                        $      2.51      $     (1.63)    $     (5.47)   $    (4.81)   $ (0.51)  $   1.08
   Discontinued operations                         $         -      $     (0.02)    $     (0.89)   $    (0.14)   $ (0.02)  $  (0.34)
   Net (loss) income                               $      2.51      $     (1.65)    $     (6.36)   $    (4.95)   $ (0.53)  $   0.74

                                                          Successor Company                         Predecessor Company
                                                     ---------------------------   ---------------------------------------------
                                                     (AS RESTATED)  (AS RESTATED)
Book value per common share                          $      24.64   $      19.45   $     (0.58)  $     6.42   $  12.09   $  12.73
FINANCIAL DATA
Total assets                                         $      6,074   $      6,660   $    11,238   $   14,183   $ 14,815   $ 15,192
Long-term debt(5)                                              76             59             -          330      2,084      1,759
Long-term capital lease obligations                           374            415           623          857        943      1,014
Trust convertible preferred securities                          -              -           646          889        887        986
Capital expenditures (Predecessor Company for the
   13-weeks ended April 30, 2003)                             108              4           252        1,385      1,089      1,277
Number of Stores                                            1,511          1,513         1,829        2,114      2,105      2,171

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

MANAGEMENT DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Item 7. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            This Form 10-K/A, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain normal terms with vendors and service providers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; weather conditions, including those which affect buying patterns of Kmart's customers; and other factors affecting business beyond Kmart's control; and Kmart's ability to attract, motivate and/or retain key executives and associates. Kmart undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances after the date such statements were made.

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

            ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan pursuant to an Investment Agreement dated January 24, 2003. The Plan Investors and their affiliates received approximately 32 million shares of the Successor Company's newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held. We issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of expenses, and in addition issued a 9%, $60 million principal amount convertible note to affiliates of ESL, the principal of which is convertible to equity at any time at the option of the holder (the "Note"). ESL was also granted an option to purchase, prior to May 6, 2005, 6.6 million new shares of Common Stock at a price of $13 per share. A portion of that option was assigned to Third Avenue. Upon applying the criteria of Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company allocated the proceeds received from the Plan Investors, net of expenses, of $187 million to the Note, Common Stock and stock options based on their relative fair values. An effective conversion price was then calculated and used to measure the intrinsic value of the embedded conversion feature. The resulting discount of $49 million reduced the initial carrying amount of the Note to $11 million, with a corresponding increase in Capital in excess of par value. The debt discount was amortized to interest expense over one year using the effective interest method through December 2003, at which time the Plan Investors elected to extend the term of the Note an additional two years through May 6, 2006. The remaining debt discount as of December 2003 is being recognized over the additional two year term.

            ESL and its affiliates beneficially own over 50% of the Common Stock, including shares received in exchange for pre-petition obligations, as well as shares obtainable upon exercise of options and conversion of the Note. Each of the Plan Investors is represented on our Board of Directors.

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

            In connection with emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Annual Report on Form 10-K/A, references to the 13-weeks ended April 30, 2003 and prior fiscal periods refer to the Predecessor Company.

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

VALUATION OF INVENTORY

            Our inventories are valued at the lower of cost or market determined primarily using the retail inventory method ("RIM") on a FIFO basis. RIM is an averaging method that is widely used in the retail industry due to its practicality. To determine inventory cost under RIM, inventory at its retail selling value is segregated into groupings of merchandise having similar characteristics, which are then converted to a cost basis by applying specific average cost factors for each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based upon the fiscal year purchase activity for each store location. Accordingly, a significant assumption under the retail method is that inventory in each group is similar in terms of its cost-to-retail relationship and has similar turnover rates. Management monitors the content of merchandise in these groupings to prevent distortions that would have a material effect on inventory valuation.

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

            During the 39-weeks ended January 28, 2004, we utilized $203 million of pre-emergence deferred tax assets and, accordingly, recorded an adjustment to Capital in excess of par value. We evaluated the realizability of the remaining Predecessor Company's deferred tax assets and have maintained a full valuation allowance against such assets, as ultimate realization is uncertain. Should we determine in the future that the Predecessor Company's deferred tax assets will be utilized, the allowance would be reversed by adjusting Capital in excess of par value, in accordance with SOP 90-7. We recorded $49 million of deferred tax assets as of January 28, 2004, and have not provided a valuation allowance for such assets based on the profitability of the Successor Company post-emergence, evaluation of our current fiscal 2004 projections, and the likelihood that such benefits will be realized in a short period of time. Our assumptions regarding future realization may change due to future operating performance and other factors. Should we determine that a portion or this entire asset is not realizable, an allowance would be established at that time and additional tax expense would be recorded.

RESULTS OF OPERATIONS

            The results of operations presented below reflect certain restatements to our previously reported results of operations for the 39-weeks ended January 28, 2004. See Note 4 in Item 8 of this Form 10-K/A for this discussion.

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

            The following table is presented solely to complement management's discussion and analysis of results of operations.

                                                        SUCCESSOR
                                                         COMPANY                       PREDECESSOR COMPANY
                                                     ----------------  ------------------------------------------------
                                                      39-WEEKS ENDED    39-WEEKS ENDED   13-WEEKS ENDED  13-WEEKS ENDED
(dollars in millions)                                JANUARY 28, 2004  JANUARY 29, 2003  APRIL 30, 2003   MAY 1, 2002
---------------------                                ----------------  ----------------  --------------  --------------
                                                       (AS RESTATED)
Sales                                                     $ 17,072         $ 22,171          $  6,181       $  7,181
Cost of sales, buying and occupancy                         13,084           18,323             4,762          6,519
                                                          --------         --------          --------       --------
Gross margin                                                 3,988            3,848             1,419            662
Selling, general and administrative expenses                 3,577            4,572             1,421          1,670
Restructuring, impairment and other charges                      -              574                37              -
Net (gains) losses on sales of assets                          (89)               5                 -              -
Equity income in unconsolidated subsidiaries                    (5)             (29)               (7)            (5)
                                                          --------         --------          --------       --------
Income (loss) before interest, reorganization items,
  income taxes and discontinued operations                     505           (1,274)              (32)        (1,003)
Interest expense, net                                          127              122                57             33
Reorganization items, net                                        -              112               769            251
                                                          --------         --------          --------       --------
Income (loss) before income taxes and discontinued             378           (1,508)             (858)        (1,287)
  operations Provision for (benefit from) income taxes         144              (12)               (6)           (12)
                                                          --------         --------          --------       --------
Income (loss) before discontinued operations                   234           (1,496)             (852)        (1,275)
Discontinued operations                                          -             (281)              (10)          (167)
                                                          --------         --------          --------       --------
Net income (loss)                                         $    234         $ (1,777)         $   (862)      $ (1,442)
                                                          ========         ========          ========       ========

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

            GROSS MARGIN increased $140 million to $3,988 million, for the 39-weeks ended January 28, 2004, from $3,848 million for the 39-weeks ended January 29, 2003. Gross margin, as a percentage of sales, increased to 23.4% for the 39-weeks ended January 28, 2004, from 17.4% for the 39-weeks ended January 29, 2003. Impacting the gross margin rate in the prior period are inventory markdowns of $498 million, primarily related to our fiscal 2003 store closings. The markdowns were charged to Cost of sales, buying and occupancy in the fourth quarter of fiscal 2002 when the decision to close the stores was made. Also favorably impacting gross margin is a decrease in distribution costs, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting, less inventory shrinkage, supplier cost reductions and an improved sales mix as a result of a decrease in promotional activity as referenced in the sales summary above. Gross margin also benefited from the reclassification of co-op advertising recoveries from Selling, general and administrative expenses ("SG&A") to Cost of sales, buying and occupancy beginning in the fourth quarter of fiscal 2002 in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). These improvements in the gross margin rate were partially offset by the impact of clearance markdowns.

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

            INCOME BEFORE INTEREST, REORGANIZATION ITEMS, INCOME TAXES AND DISCONTINUED OPERATIONS for the 39-weeks ended January 28, 2004 was $505 million or 3.0% of sales, as compared to a loss of $1,274 million, or (5.7%) of sales, for the same period of the prior year. The improvement from the comparable period in the prior year was primarily due to the decrease in SG&A and the increase in gross margin as discussed above, a charge of $574 million in the prior period to Restructuring, impairment and other charges and net gains on sales of assets of $89.

            INTEREST EXPENSE, NET for the 39-weeks ended January 28, 2004 and January 29, 2003 was $127 million and $122 million, respectively. The increase in interest expense was due primarily to the accretion of $72 million for obligations recorded at net present value and $22 million of debt discount amortization recognized on the beneficial conversion feature of our Note. The increase was partially offset by a decrease in capital lease interest as a result of store closings and a decrease in credit facility borrowings. In December 2003, we voluntarily reduced the size of our $2 billion credit agreement to $1.5 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $12 million of the associated debt issuance costs. This expense is included in Interest expense, net for the 39-weeks ended January 28, 2004. Interest expense is net of interest income of $10 million and $3 million for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively.

            EFFECTIVE INCOME TAX rate was 38.1% and (0.8%) for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively. The Predecessor Company did not record a provision for income taxes in fiscal 2002 due to the Company's net loss and uncertainty surrounding future utilization of net operating losses. As such, tax benefits recorded during fiscal 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized for these items in 2002 was partially offset by expense paid to foreign jurisdictions.

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

            GROSS MARGIN increased $757 million to $1,419 million, for the 13-weeks ended April 30, 2003, from $662 million for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-weeks ended May 1, 2002. The increase in gross margin was primarily related to a charge of $625 million recorded in the first quarter of fiscal 2002 in conjunction with the store closing liquidation sales. Also impacting gross margin was the affect of a favorable gross margin rate realized during store closing liquidation sales, a decrease in the sale of food and consumables, which carry lower margins, and a decrease in promotional markdowns. The impact of these items was partially offset by higher clearance markdowns.

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

            EFFECTIVE INCOME TAX rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively.

2002 COMPARED TO 2001

            In fiscal years 2002 and 2001 there were certain significant restructuring efforts that drove the major changes in the operating results including two store closing programs that drove significant inventory markdowns in fiscal 2002, impairments of long-lived assets and reductions in workforce. In fiscal 2001, significant actions included restructuring of our e-commerce business and supply chain. See Note 6 in Item 8 of this Form 10-K/A.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

            GROSS MARGIN was $4,510 million and decreased $1,477 million from $5,987 million in 2001. Gross margin, as a percentage of sales, was 15.4% in fiscal 2002 and 17.5% in fiscal 2001. The decrease in gross margin as a percentage of sales is primarily related to a fiscal 2002 charge for accelerated inventory markdowns of $1,019 million in conjunction with store closing liquidations, an increase in promotional markdowns designed to drive customer traffic, an increase in clearance markdowns for seasonal apparel, and increased shrinkage, partially offset by a higher regular gross margin rate due to the elimination of the BlueLight Always initiative which began in fiscal 2001, a decrease in sales of food and consumables, which carry lower margins, approximately $200 million of vendor credits which would otherwise have been recorded as co-op advertising recoveries in SG&A as a result of the adoption of EITF 02-16 in the fourth quarter of fiscal 2002, a difference in the LIFO inventory valuation adjustment of $154 million and the prior year supply chain restructuring charge of $75 million.

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

            Net cash provided by investing activities was $74 million for the 39-weeks ended January 28, 2004 and $60 million for the 13-weeks ended April 30, 2003 compared to cash flows used for investing activities of $223 million and $1,388 million in fiscal years 2002 and 2001, respectively. Net cash provided for the 39-weeks ended January 28, 2004 was due primarily to proceeds of $108 million from the sale of property classified as held for sale (see Note 8 in Item 8 of this Form 10-K/A), partially offset by $108 million of capital expenditures primarily related to the purchase of 17 stores and one distribution center that were previously leased and store maintenance capital. Net cash provided for the 13-weeks ended April 30, 2003 was the result of proceeds of $64 million from the sale of four Kmart owned store locations and the sale of furniture and fixtures from closed store locations. Net cash used for fiscal 2002 was primarily due to capital expenditures for store improvements. Net cash used for fiscal 2001 was due primarily to capital expenditures for the conversion and expansion of Kmart stores to Kmart Supercenters, expansion of aisles to facilitate off-shelf sale of promotional items and an investment in point-of-sale equipment.

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

            On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares (weighted-average price of $28.87 per share) of Common Stock at a cost of approximately $4 million. We subsequently issued 111,540 restricted shares to employees; see Note 17 in Item 8 of this Form 10-K/A.

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

SPECIAL CHARGES

            Special charges are transactions, which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. For the 13-weeks ended April 30, 2003, and fiscal years 2002 and 2001, the Predecessor Company recorded special charges of $42 million, $1,628 million and $1,110 million, respectively. For a comprehensive discussion see Note 6 in Item 8 of this Form 10-K/A.

REORGANIZATION ITEMS, NET

            Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $769 million, $363 million and ($183) million for the 13-weeks ended April 30, 2003, fiscal years 2002 and 2001, respectively, for reorganization items. The net increase in Reorganization items for the 13-weeks ended April 30, 2003 as compared to fiscal 2002, is primarily due to the settlement with Fleming Corporation ("Fleming") of its $1.5 billion claim against the Predecessor Company for $385 million, expense of $200 million for estimated claims for rejected executory contracts and the charge of $158 million for store closings in fiscal 2003, partially offset by the charge of $185 million for store closings in fiscal 2002. For a comprehensive discussion see
Note 7 in Item 8 of this Form 10-K/A.

DISCONTINUED OPERATIONS

            During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, the Predecessor Company closed 316 and 283 stores, respectively. Of the total store closings 121 met the criteria for discontinued operations. For a comprehensive discussion see Note 5 in Item 8 of this Form 10-K/A.

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

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

            Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments is aggregated in the following tables.

                                                                     PAYMENTS DUE BY PERIOD
                                                        ------------------------------------------------
                                                                 WITHIN 1                        AFTER 5
CONTRACTUAL OBLIGATIONS (DOLLARS IN MILLIONS)           TOTAL      YEAR    2-3 YEARS  4-5 YEARS   YEARS
---------------------------------------------           ------   --------  ---------  ---------  -------
Operating leases                                        $4,709    $  454    $  827     $  698    $2,730
Purchase obligations                                     1,229     1,203        26          -         -
Capital lease obligations                                  991       128       205        154       504
Royalty license fees                                       815       112       172        167       364
Pension obligations                                        736       152       388        196         -
Long-term debt                                             107         4        68         10        25
                                                        ------    ------    ------     ------    ------
Total contractual cash obligations                      $8,587    $2,053    $1,686     $1,225    $3,623
                                                        ======    ======    ======     ======    ======

                                                           AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                        --------------------------------------------------
                                                                WITHIN 1                           AFTER 5
OTHER COMMERCIAL COMMITMENTS (DOLLARS IN MILLIONS)      TOTAL     YEAR      2-3 YEARS   4-5 YEARS   YEARS
--------------------------------------------------      -----   --------    ---------   ---------  -------
Standby letters of credit                               $324      $324         $ -         $ -       $ -
Trade letters of credit                                   96        96           -           -         -
                                                        ----      ----         ---         ---       ---
Total commercial commitments                            $420      $420         $ -         $ -       $ -
                                                        ====      ====         ===         ===       ===

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

OTHER MATTERS

            Lawsuits, Investigations and Other Contingent Liabilities

            We are a party to claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by the Successor Company upon emergence from Chapter 11 or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts. For a comprehensive discussion see
Note 22 in Item 8 of this Form 10-K/A.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

            The Capital One and Capital Factors lawsuits, each more fully described in Note 22 in Item 8 of this Form 10-K/A, together have the potential to have a material favorable effect on our financial statements. At the current time, the ultimate amount of recovery on each of these matters cannot be determined and any individual recovery may not have a material effect on our financial statements.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

            In December 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor', by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). According to EITF 03-10, manufacturers' coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF 02-16. The provisions of the consensus will be applicable to Kmart for new and modified arrangements we enter into in fiscal 2004. We do not anticipate any impact upon adoption of EITF 03-10 as Kmart's current accounting for manufacturers' coupons conforms to this requirement.

            In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 (R)"). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003 in this Annual Report on Form 10-K/A. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

            We have reviewed all new applicable guidance and do not deem any other standards to have a significant effect on the Company's financial statements.

(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

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

Item 8. Financial Statements and Supplementary Data

The following information is submitted pursuant to the requirements of Item 8:

                                                                           Page
                                                                           ----
Consolidated Statements of Operations
Successor Company - for the 39-weeks ended January 28, 2004 (as restated)
Predecessor Company - for the 13-weeks ended April 30, 2003 and
  Years Ended January 29, 2003 and January 30, 2002......................   24

Consolidated Balance Sheets
Successor Company - as of January 28, 2004 (as restated)
Successor Company - as of April 30, 2003 (as restated)
Predecessor Company - as of January 29, 2003.............................   25

Consolidated Statements of Cash Flows
Successor Company - for the 39-weeks ended January 28, 2004 (as restated)
Predecessor Company - for the 13-weeks ended April 30, 2003 and
  Years Ended January 29, 2003 and January 30, 2002......................   26

Consolidated Statements of Shareholders' Equity (Deficit)
Successor Company - for the 39-weeks ended January 28, 2004 (as restated)
Predecessor Company - for the 13-weeks ended April 30, 2003 and
  Years Ended January 29, 2003 and January 30, 2002......................   27

Notes to Consolidated Financial Statements...............................   28

Schedule II - Valuation and Qualifying Accounts..........................   61

Reports of Independent Accountants.......................................   63

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                     SUCCESSOR COMPANY             PREDECESSOR COMPANY
                                                     -----------------  ----------------------------------------
                                                      39-WEEKS ENDED    13-WEEKS ENDED  FISCAL YEAR  FISCAL YEAR
                                                     JANUARY 28, 2004   APRIL 30, 2003     2002         2001
                                                     -----------------  --------------  -----------  -----------
                                                       (AS RESTATED)
Sales                                                    $ 17,072         $  6,181       $ 29,352     $ 34,180
Cost of sales, buying and occupancy                        13,084            4,762         24,842       28,193
                                                         --------         --------       --------     --------
Gross margin                                                3,988            1,419          4,510        5,987
Selling, general and administrative expenses                3,577            1,421          6,242        7,177
Restructuring, impairment and other charges                     -               37            574          947
Net (gains) losses on sales of assets                         (89)               -              5            9
Equity income in unconsolidated subsidiaries                   (5)              (7)           (34)           -
                                                         --------         --------       --------     --------
Income (loss) before interest expense,
   reorganization items, income
   taxes and discontinued operations                          505              (32)        (2,277)      (2,146)
Interest expense, net                                         127               57            155          344
Reorganization items, net                                       -              769            363         (183)
                                                         --------         --------       --------     --------
Income (loss) before income taxes and                         378             (858)        (2,795)      (2,307)
   discontinued operations
Provision for (benefit from) income taxes                     144               (6)           (24)           -
Dividends on convertible preferred
   securities of subsidiary trust                               -                -              -           70
                                                         --------         --------       --------     --------
Income (loss) before discontinued                             234             (852)        (2,771)      (2,377)
   operations

Discontinued operations (net of income
   taxes of $0 )                                                -              (10)          (448)         (69)
                                                         --------         --------       --------     --------
Net income (loss)                                        $    234         $   (862)      $ (3,219)    $ (2,446)
                                                         ========         ========       ========     ========

Basic income (loss) per common share                     $   2.61         $  (1.63)      $  (5.47)    $  (4.81)
   before discontinued operations
Discontinued operations                                         -            (0.02)         (0.89)       (0.14)
                                                         --------         --------       --------     --------
Basic net income (loss) per common share                 $   2.61         $  (1.65)      $  (6.36)    $  (4.95)
                                                         ========         ========       ========     ========

Diluted income (loss) per common share                   $   2.51         $  (1.63)      $  (5.47)    $  (4.81)
   before discontinued operations
Discontinued operations                                         -            (0.02)         (0.89)       (0.14)
                                                         --------         --------       --------     --------
Diluted net income (loss) per common share               $   2.51         $  (1.65)      $  (6.36)    $  (4.95)
                                                         ========         ========       ========     ========

Basic weighted average shares (millions)                     89.6            522.7          506.4        494.1

Diluted weighted average shares (millions)                   93.3            522.7          506.4        494.1

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                                      PREDECESSOR
                                                                         SUCCESSOR COMPANY              COMPANY
                                                                   --------------------------------  ----------------
                                                                   JANUARY 28, 2004  APRIL 30, 2003  JANUARY 29, 2003
                                                                   ----------------  --------------  ----------------
                                                                     (AS RESTATED)    (AS RESTATED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $       2,088     $       1,232  $           613
  Merchandise inventories                                                   3,238             4,431            4,825
  Accounts receivable                                                         301               382              473
  Other current assets                                                        184               509              191
                                                                    -------------     -------------  ---------------
TOTAL CURRENT ASSETS                                                        5,811             6,554            6,102
Property and equipment, net                                                   153                10            4,892
Other assets and deferred charges                                             110                96              244
                                                                    -------------     -------------  ---------------
TOTAL ASSETS                                                        $       6,074     $       6,660  $        11,238
                                                                    =============     =============  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Mortgages payable due within one year                             $           4     $           8  $             -
  Accounts payable                                                            820             1,160            1,248
  Accrued payroll and other                                                   671             1,321              710
    liabilities
  Taxes other than income taxes                                               281               274              162
                                                                    -------------     -------------  ---------------
TOTAL CURRENT LIABILITIES                                                   1,776             2,763            2,120
                                                                    -------------     -------------  ---------------
LONG-TERM LIABILITIES
  Long-term debt and mortgages payable                                         76                59                -
  Capital lease obligations                                                   374               415              623
  Pension obligation                                                          873               854                -
  Unfavorable operating leases                                                342               344                -
  Other long-term liabilities                                                 424               481              181
                                                                    -------------     -------------  ---------------
TOTAL LONG-TERM LIABILITIES                                                 2,089             2,153              804
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                 3,865             4,916            2,924
LIABILITIES SUBJECT TO COMPROMISE                                               -                 -            7,969
Predecessor Company obligated mandatorily redeemable convertible
  preferred securities                                                          -                 -              646

SHAREHOLDERS' EQUITY (DEFICIT)
  Successor Company preferred stock 20,000,000 shares authorized;
     no shares outstanding                                                      -                 -                -
  Predecessor Company common stock $1 par value, 1,500,000,000
     shares authorized; 519,123,988 shares issued and outstanding               -                 -              519
  Successor Company common stock $0.01 par value, 500,000,000 shares authorized; 89,633,760 and 89,677,509 shares issued,
     respectively                                                               1                 1                -
  Treasury stock, at cost                                                      (1)                -                -
  Capital in excess of par value                                            1,974             1,743            1,922
  Retained earnings (Accumulated deficit)                                     234                 -           (1,835)
  Accumulated other comprehensive income (loss)                                 1                 -             (907)
                                                                    -------------     -------------  ---------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        2,209             1,744             (301)
                                                                    -------------     -------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $       6,074     $       6,660  $        11,238
                                                                    =============     =============  ===============

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)

                                                                SUCCESSOR
                                                                 COMPANY                    PREDECESSOR COMPANY
                                                             ----------------   ---------------------------------------------
                                                                 39-WEEKS          13-WEEKS
                                                                  ENDED             ENDED        FISCAL YEAR      FISCAL YEAR
                                                             JANUARY 28, 2004   APRIL 30,2003        2002            2001
                                                             ----------------   -------------    -----------      -----------
                                                              (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   234           $   (862)       $ (3,219)        $(2,446)
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
             Restructuring, impairments and other charges              -                 44           2,036           1,095
             Reorganization items, net                                 -                769             363            (183)
             Depreciation and amortization                            53                177             737             824
             Net (gains) losses on sales of assets                   (89)                 -               5               9
             Equity income in unconsolidated subsidiaries             (5)                (7)            (34)              -
   Dividends received from Meldisco                                    -                 36              45              51
   Cash used for store closings and other charges                    (15)               (64)           (134)           (230)
   Cash used for payments of exit costs and other
        reorganization items                                        (481)               (19)           (135)             (6)
   Change in:
             Merchandise inventories                               1,193                480            (168)            560
             Accounts payable                                       (340)              (117)            401           1,046
             Deferred income taxes and taxes payable                 (60)               (16)             23             (55)
             Other assets                                            120                123             101             237
             Other liabilities                                       126                 32              67             (23)
                                                                 -------           --------        --------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            736                576              88             879
                                                                 -------           --------        --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                    182                 64              29              42
     Capital expenditures                                           (108)                (4)           (252)         (1,385)
     Investment in BlueLight.com                                       -                  -               -             (45)
                                                                 -------           --------        --------         -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                  74                 60            (223)         (1,388)
                                                                 -------           --------        --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on debt                                                (37)                (1)            (31)           (320)
     Purchase of treasury stock                                       (4)                 -               -               -
     Debt issuance costs                                             (48)                 -             (42)            (49)
     Payments on capital lease obligations                           (75)               (16)            (94)            (86)
     Fees paid to Plan Investors                                     (13)                 -               -               -
     Proceeds from issuance of debt                                   83                  -               -           1,494
     Issuance of common shares                                       140                  -               -               -
     Net (payments) proceeds from DIP Credit Facility                  -                  -            (330)            330
     Payments of dividends on preferred securities of                  -                  -               -             (72)
       subsidiary trust
     Issuance of Predecessor Company common shares                     -                  -               -              56
                                                                 -------           --------        --------         -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  46                (17)           (497)          1,353
                                                                 -------           --------        --------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                              856                619            (632)            844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,232                613           1,245             401
                                                                 -------           --------        --------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,088           $  1,232        $    613         $ 1,245
                                                                 =======           ========        ========         =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS AND SHARES IN MILLIONS)

                                                                                     CAPITAL      RETAINED    ACCUMULATED
                                                                                    IN EXCESS    EARNINGS/       OTHER
                                                       NUMBER    COMMON   TREASURY    OF PAR    (ACCUMULATED COMPREHENSIVE
                                                      OF SHARES   STOCK     STOCK     VALUE       DEFICIT)   INCOME (LOSS)  TOTAL
                                                      --------- --------- --------- ----------- ------------ ------------- --------
BALANCE AT JANUARY 31, 2001 - PREDECESSOR COMPANY         487     $ 487    $  -      $ 1,578      $ 3,830      $   (13)    $ 5,882

Comprehensive Loss
    Net loss                                                -         -       -            -       (2,446)           -      (2,446)
    Additional minimum pension
      liability adjustment                                  -         -       -            -            -         (339)       (339)
                                                                                                                           -------
TOTAL COMPREHENSIVE LOSS                                                                                                    (2,785)
Shares issued to employee benefit plans                     9         9       -           44            -            -          53
Shares issued for stock option plans                        1         1       -            9            -            -          10
Shares issued to acquire BlueLight.com                      6         6       -           63            -            -          69
Other                                                       -         -       -            1            -            -           1
                                                      -------     -----    ----      -------      -------      -------     -------
BALANCE AT JANUARY 30, 2002 - PREDECESSOR COMPANY         503       503       -        1,695        1,384         (352)      3,230

Comprehensive Loss
     Net loss                                               -         -       -            -       (3,219)           -      (3,219)
     Additional minimum pension
       liability adjustment                                 -         -       -            -            -         (554)       (554)
     Market value adjustment for investments                -         -       -            -            -           (1)         (1)
                                                                                                                           -------
TOTAL COMPREHENSIVE LOSS                                                                                                    (3,774)
Conversion of preferred securities                         17        17       -          227            -            -         244
Cancellation of restricted stock                           (1)       (1)      -            -            -            -          (1)
                                                      -------     -----    ----      -------      -------      -------     -------
BALANCE AT JANUARY 29, 2003 - PREDECESSOR COMPANY         519       519       -        1,922       (1,835)        (907)       (301)

Comprehensive Loss
     Net loss excluding Plan of Reorganization and
       Fresh-Start Accounting Adjustments                   -         -       -            -         (855)           -        (855)
                                                                                                                           -------
TOTAL COMPREHENSIVE LOSS                                                                                                      (855)
Conversion of preferred securities                         18        18       -          241            -            -         259
                                                      -------     -----    ----      -------      -------      -------     -------
BALANCE PRIOR TO APPLICATION OF
       FRESH-START ACCOUNTING                             537       537       -        2,163       (2,690)        (907)       (897)

Adjust pension plan to fair market value                                                                           (94)        (94)
Cancellation of Predecessor Company equity and
     application of Fresh-Start accounting               (537)     (537)      -       (2,163)       2,690        1,001         991
Capitalization of Successor Company ( AS RESTATED)         90         1       -        1,743            -            -       1,744
                                                      -------     -----    ----      -------      -------      -------     -------
(AS RESTATED)

BALANCE AT APRIL 30, 2003 - SUCCESSOR COMPANY              90         1       -        1,743            -            -       1,744


Comprehensive Income
     Net income (AS RESTATED)                               -         -       -            -          234            -         234
     Market value adjustment for investments                -         -       -            -            -            1           1
                                                                                                                           -------
TOTAL COMPREHENSIVE INCOME                                                                                                     235
Issuance of restricted stock                                -         -       3           (3)           -            -           -
Pre-petition tax settlements/valuation
  reserve adjustments                                       -         -       -          233            -            -         233
Purchase of treasury stock                                  -         -      (4)           -            -            -          (4)
Other                                                       -         -       -            1            -            -           1
                                                      -------     -----    ----      -------      -------      -------     -------
(AS RESTATED)
BALANCE AT JANUARY 28, 2004 - SUCCESSOR COMPANY            90     $   1    $ (1)     $ 1,974      $   234      $     1     $ 2,209
                                                      -------     -----    ----      -------      -------      -------     -------

See accompanying Notes to Consolidated Financial Statements

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

      In connection with emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements applying the terms of the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") with respect to financial reporting upon emergence from Chapter 11 ("Fresh-Start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values (see Note 3 - Fresh-Start Accounting). The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Annual Report on Form 10-K/A, references to the 13-weeks ended April 30, 2003 and prior periods refer to the Predecessor Company.

Plan Investors

      At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. The term of the Note was extended two years to May 2006 by notice given in December 2003, consistent with the terms of the agreement. With respect to the Note, the principal is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million new shares of common stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to the Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement"). See Note 4, Restatement, for further discussion of the Note and the related embedded beneficial conversion feature.

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

            TYPE OF CLAIM/SECURITY                                      TREATMENT UNDER THE PLAN OF REORGANIZATION
----------------------------------------------                --------------------------------------------------------------
Class 1 - Secured Claims                                      100% cash recovery.

Class 3 - Pre-petition Lender Claims                          Issued 18,723,775 shares of Common Stock and cash
                                                              recovery of $243 million.

Class 4 - Pre-petition Note Claims                            Issued 25,008,573 shares of Common Stock. Holders may
                                                              also receive, as described below, recoveries under the
                                                              Creditor Trust.

Class 5 - Trade Vendor and Lease Rejection                    Issued 31,945,161 shares of Common Stock. Holders may
     Claims over $30,000                                      also receive, as described below, recoveries under the
                                                              Creditor Trust.

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

Class 7 - General Unsecured Convenience Claims                Recovery to be paid in cash equal to 6.25% of allowed
     less than or equal to $30,000                            claims or $1,875 if the amount of such allowed claims
                                                              is greater than $30,000 and the holder of such claim has
                                                              made the convenience claim election. In addition, the holder of any General Unsecured Convenience Claim that would
                                                              otherwise constitute a Trade Vendor/Lease Rejection claim
                                                              may elect to be treated, in lieu of payment, as a Trade
                                                              Vendor/Lease Rejection claim holder.

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

      Property and Equipment: Property and equipment are recorded at cost. Additions and betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred. In conjunction with Fresh-Start accounting, our property and equipment at April 30, 2003 was adjusted to fair value. See Note 3 - Fresh-Start Accounting.

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

      Credit Risk: Financial instruments which potentially subject us to concentration of credit risk consist principally of temporary cash investments and accounts receivable. We place our cash and cash equivalents in investment-grade, short-term instruments with high quality financial institutions and, by policy, limit the amount of credit exposure in any one financial instrument. We perform ongoing credit evaluations of our customers' financial condition and generally, require no collateral from our customers.

      Financial Instruments: Cash and cash equivalents, accounts receivable, trade accounts payable, credit facilities and accrued liabilities are reflected in our financial statements at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt and other financial instruments is discussed in Note 11 - Long-Term Debt and Mortgages Payable.

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

      Vendor Rebates and Allowances: Payments from vendors in the form of buy downs, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the merchandise inventories when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to Cost of sales, buying and occupancy over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. Upon the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") in the fourth quarter of fiscal 2002, we began classifying co-op advertising credits as a reduction to Cost of sales, buying and occupancy. Prior to the adoption of EITF 02-16, these costs were classified as a reduction to advertising expense in Selling, general and administrative expenses ("SG&A").

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

      Income Taxes: Deferred income taxes are provided for temporary differences between financial statement and taxable income. We accrue U.S. and foreign taxes payable on our pro rata share of the earnings of subsidiaries, except with respect to earnings that are intended to be permanently reinvested, or expected to be distributed free of additional tax by operation of relevant statutes currently in effect, and by utilization of available tax credits and deductions. The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," ("SFAS No.109"), as realization of such assets in future years was uncertain. Adequacy of the valuation allowance is reevaluated periodically based on the expected timing of utilization of the related assets and the likelihood of future taxable income. See Note 18 - Income Taxes.

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

      In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had the Predecessor Company applied the fair value method of accounting for stock options is as follows:

                                                                                       Fiscal Year
                                                              13-Weeks Ended    ------------------------
(dollars in millions, except per share data)                  April 30, 2003       2002          2001
---------------------------------------------------------     --------------    ---------     ----------
Net loss, as reported                                            $    (862)     $  (3,219)     $  (2,446)
Deduct: Total stock-based employee compensation
  income (expense) determined under the fair value
  based method for all awards, net of related tax effects               38            (14)           (55)
                                                                 ---------       --------      ---------
Pro forma net loss                                               $    (824)     $  (3,233)     $  (2,501)
                                                                 =========       ========      =========
Basic/diluted loss per share:
  As reported                                                    $   (1.65)      $  (6.36)     $   (4.95)
                                                                 =========       ========      =========
  Pro forma                                                      $   (1.58)      $  (6.39)     $   (5.06)
                                                                 =========       ========      =========

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

      A reconciliation of basic average common shares outstanding to diluted average common shares outstanding for the 39-weeks ended January 28, 2004 is as follows:

                                                       Successor
                                                        Company
                                                    ----------------
                                                    39-Weeks Ended
(in millions)                                       January 28, 2004
--------------------------------                    ----------------
                                                      (as restated)
Basic weighted average shares                             89.6
Dilutive effect of stock options                           3.7
                                                          ----
Diluted weighted average shares                           93.3
                                                          ====

      The Note, convertible into 6 million shares of the Company's Common Stock, was excluded from the calculation of diluted earnings per share for the 39-weeks ended January 28, 2004 as it was anti-dilutive. Common stock equivalents of the Predecessor Company were excluded from the calculation of diluted earnings per share for the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001 as they were anti-dilutive. Upon emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

      Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, allowance for doubtful accounts, restructuring charges, long-lived asset impairments, self-insurance reserves, pension benefits, legal reserves, and valuation allowances on deferred income taxes. Actual amounts, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ from those estimates.

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

      In December 2003, the EITF issued EITF Issue No. 03-10, "Application of EITF Issue No. 02-16, `Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor', by Resellers to Sales Incentives Offered to Consumers by Manufacturers" ("EITF 03-10"). According to EITF 03-10, manufacturers' coupons that meet certain criteria should be recorded gross-basis as revenue, and are not subject to the guidance in EITF 02-16. The provisions of the consensus will be applicable to Kmart for new and modified arrangements we enter into in fiscal 2004. We do not anticipate any impact upon adoption of EITF 03-10 as Kmart's current accounting for manufacturers' coupons conforms to this requirement.

      In December 2003 the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132
(R)"). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new disclosure requirements that were effective for fiscal years ending after December 15, 2003 in this Annual Report on Form 10-K/A. Additional disclosure required for interim reporting and fiscal years beginning after June 15, 2004 will be disclosed when required.

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

      As part of the provisions of SOP 90-7, we were required to adopt on April 30, 2003 all accounting guidance that was going to be effective within a twelve-month period. See Note 2 - Summary of Significant Accounting Policies for a discussion of the impact on our financial statements of the accounting guidance we adopted.

 The following table reflects the reorganization adjustments to the Consolidated
                      Balance Sheet as of April 30, 2003:


                                                 PREDECESSOR                                                  SUCCESSOR
                                                   COMPANY                                                     COMPANY
                                               APRIL 30, 2003     ADJUSTMENTS        RECAPITALIZATION      APRIL 30, 2003
                                               --------------     -----------        ----------------      --------------
                                                                                      (AS RESTATED)         (AS RESTATED)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $       1,232      $         -        $           -         $       1,232
   Merchandise inventories                             4,446              (15)1                  -                 4,431
   Other current assets                                  528              168 1                195 2                 891
                                               -------------      -----------        -------------         -------------
     TOTAL CURRENT ASSETS                              6,206              153                  195                 6,554

   Property and equipment, net                         4,623           (4,613)1                  -                    10
   Other assets and deferred charges                     212             (154)1                 38 2                  96
                                               -------------      -----------        -------------         -------------
TOTAL ASSETS                                   $      11,041      $    (4,614)       $         233         $       6,660
                                               =============      ===========        =============         =============

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES
   Long-term debt due within one year          $           -      $         -        $           8 2       $           8
   Accounts payable                                    1,151                -                    9 2               1,160
   Other current liabilities                             915              117 1                563 2               1,595
                                               -------------      -----------        -------------         -------------
     TOTAL CURRENT LIABILITIES                         2,066              117                  580                 2,763

LONG-TERM LIABILITIES
   Long-term debt                                          -                -                   59 2                  59
   Capital lease obligations                             415                -                    -                   415
   Other long-term liabilities                           174              279 1              1,226 2               1,679
                                               -------------      -----------        -------------         -------------
     TOTAL LONG-TERM LIABILITIES                         589              279                1,285                 2,153

     TOTAL LIABILITIES NOT
        SUBJECT TO COMPROMOSE                          2,655              396                1,865                 4,916

LIABILITIES SUBJECT TO COMPROMISE                      8,896              114 1             (9,010)2                   -

   Trust convertible securities                          387             (387)1                  -                     -

SHAREHOLDERS' EQUITY (DEFICIT)
   Accumulated other comprehensive income               (907)             907 1                  -                     -
   Common stock                                          537             (537)1                  1 3                   1
   Other equity                                         (527)          (5,107)1              7,377 4               1,743
                                               -------------      -----------        -------------         -------------
     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (897)          (4,737)               7,378                 1,744
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY (DEFICIT)              $      11,041      $    (4,614)       $         233         $       6,660
                                               =============      ===========        =============         =============

1. To adjust assets and liabilities to fair market value ("FMV"), and reflect the write-off of the Predecessor Company's equity and the application of negative goodwill to long-lived assets.

2. To record assumption or discharge of Liabilities subject to compromise and cash received from the Plan Investors.

3.    To record par value of new common stock of the Successor Company.

4. To record gain on discharge of liabilities subject to compromise and additional paid-in-capital of new common stock of the Successor Company and to record $31 million related to the beneficial conversion feature of the Note with the Plan Investors.

4.    RESTATEMENT

      The accompanying consolidated financial statements as of January 28, 2004, and April 30, 2003 and for the 39-weeks ended January 28, 2004 have been restated. The restatement reflects the recognition of an embedded beneficial conversion feature of the Company's convertible Note with the Plan Investors. Accounting for the embedded beneficial conversion feature and the resulting recognition of additional interest expense is in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27").

      As discussed in Note 1, the Note with the Plan Investors is convertible into shares of Common stock at a conversion price equal to $10 per share. The accounting treatment of the Note is based on the determination of a commitment date as defined by EITF 00-27. A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms , including the quantity to be exchanged. For purposes of calculating the intrinsic value of the embedded beneficial conversion feature, the Company initially determined that the commitment date was January, 24, 2003, the date the Investment Agreement with the Plan Investors was signed. It was subsequently determined that the commitment date was May 6, 2003, the date the Note was issued and when the quoted market price of the Company's Common stock was $15.

      Upon applying the criteria of EITF 00-27, the Company first allocated the proceeds received from the Plan Investors, net of expenses, of $187 million to the Note, Common stock and stock options issued pursuant to the Investment Agreement and based on their relative fair values. The Company used a Black-Scholes model to value the stock options with the following assumptions: no dividend yield, option life of two years, volatility of 45 percent and an interest rate of 2.76 percent. The fair value of the options was $32 million as of May 6. 2003. The fair value of the convertible debt was based on the market price of our Common stock of $15 on the issuance date, and was $90 million as of May 6. 2003.

      An effective conversion price was then calculated and used to measure the intrinsic value of the embedded beneficial conversion feature. The resulting discount of $49 million reduced the initial carrying amount of the Note to $11 million, with a corresponding increase in Capital in excess of par value. In addition, the Company recognized a related deferred tax liability of $18 million due to the difference between the book and tax basis of the Note, with a corresponding decrease in Capital in excess of par value. The debt discount was amortized to interest expense over one year using the effective interest method through December 2003, at which time the Plan Investors elected to extend the term of the Note an additional two years through May 6, 2006. The remaining debt discount as of December 2003 will be recognized over the additional two year term.

      We recognized an additional $22 million of interest expense due to the amortization of the discount in the 39-weeks ended January 28, 2004.

      Following is the effect of our restatement on our Consolidated Statement of Operations for the 39-weeks ended January 28, 2004 and on our Consolidated Balance Sheets as of April 30, 2003 and January 28, 2004.

     EFFECT OF THE RESTATEMENTS ON THE CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               39-WEEKS ENDED JANUARY 28, 2004
                                                     ---------------------------------------------------
                                                     As previously reported    Adjustments   As restated
                                                     ----------------------    -----------   -----------
Income before interest expense and income taxes           $          505       $         -   $      505
Interest expense, net                                                105                22          127
                                                          --------------       -----------   ----------
Income before income taxes                                           400               (22)         378
Provision for income taxes                                           152                (8)         144
                                                          --------------       -----------   ----------
Net income                                                $          248       $       (14)  $      234
                                                          ==============       ===========   ==========
Basic net income per common share                         $         2.77       $     (0.16)  $     2.61
                                                          ==============       ===========   ==========
Diluted net income per common share                       $         2.52       $     (0.01)  $     2.51
                                                          ==============       ===========   ==========
Diluted weighted average shares (millions)                          99.3              (6.0)        93.3
                                                          ==============       ===========   ==========

      The restatement had no effect on the Predecessor Company's consolidated financial statements for the 13-weeks ended April 30, 2003, fiscal 2002 or fiscal 2001.

          EFFECT OF THE RESTATEMENTS ON THE CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                      JANUARY 28, 2004
                                                    ------------------------------------------------------
                                                    As previously reported      Adjustments    As restated
                                                    ----------------------      -----------    -----------
ASSETS
Other assets and deferred charges                       $          120          $     (10)     $      110
                                                        ==============          =========      ==========
Total Assets                                            $        6,084          $     (10)     $    6,074
                                                        ==============          =========      ==========
LIABILITIES
Long-term debt and mortgages payable                    $          103          $     (27)     $       76
                                                        ==============          =========      ==========
Total long-term liabilities                             $        2,116          $     (27)     $    2,089
                                                        ==============          =========      ==========
Total liabilities not subject to compromise             $        3,892          $     (27)     $    3,865
                                                        ==============          =========      ==========
SHAREHOLDERS' EQUITY
Capital in excess of par value                          $        1,943          $      31      $    1,974
                                                        ==============          =========      ==========
Retained earnings                                       $          248          $     (14)     $      234
                                                        ==============          =========      ==========
Total shareholders' equity                              $        2,192          $      17      $    2,209
                                                        ==============          =========      ==========
Total Liabilities and Shareholders' Equity              $        6,084          $     (10)     $    6,074
                                                        ==============          =========      ==========

                                                                      APRIL 30, 2003
                                                    ------------------------------------------------------
                                                    As previously reported      Adjustments    As restated
                                                    ----------------------      -----------    -----------
LIABILITIES
Long-term debt and mortgages payable                    $          108          $     (49)     $       59
                                                        ==============          =========      ==========
Other long-term liabilities                             $          463          $      18      $      481
                                                        ==============          =========      ==========
Total long-term liabilities                             $        2,184          $     (31)     $    2,153
                                                        ==============          =========      ==========
Total liabilities not subject to compromise             $        4,947          $     (31)     $    4,916
                                                        ==============          =========      ==========
SHAREHOLDERS' EQUITY
Capital in excess of par value                          $        1,712          $      31      $    1,743
                                                        ==============          =========      ==========
Total shareholders' equity                              $        1,713          $      31      $    1,744
                                                        ==============          =========      ==========

      The deferred tax liability was offset with the Company's other deferred tax liabilities and assets for each period and presented as a single amount in the Consolidated Balance Sheet. The Company had a net deferred tax liability as of April 30, 2003 which was classified in Other long-term liabilities. The Company had a net deferred tax asset as of January 28, 2004 which was classified in Other assets and deferred charges.

5)    DISCONTINUED OPERATIONS

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

                                                                13-Weeks Ended          Fiscal Year
                                                                                   ---------------------
(dollars in millions)                                           April 30, 2003       2002        2001
---------------------------------------------------------     ------------------   ---------    --------
Sales                                                           $      232         $   1,410    $  1,971
Cost of sales, buying and occupancy                                    150             1,416       1,660
                                                                ----------         ---------    --------
Gross margin                                                            82                (6)        311
Selling, general and administrative expenses                            43               297         402
Restructurings, impairments and other charges                            5               165         144
Reorganization items, net                                               44                23           -
                                                                ----------         ---------    --------
Discontinued operations from 2002 and 2003 store closings              (10)             (491)       (235)
Previous discontinued operations                                         -                43         166
                                                                ----------         ---------    --------
Discontinued operations, net of tax                             $      (10)        $    (448)   $    (69)
                                                                ==========         =========    ========

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

6)    SPECIAL CHARGES

      Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. Also, in accordance with SFAS No. 144, the Predecessor Company recorded impairment charges in fiscal years 2002 and 2001. The effect of these actions on the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001 are summarized below.

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

Supply Chain Operations

      During fiscal 2001 the Predecessor Company announced the restructuring of certain aspects of its supply chain infrastructure and recorded a charge of $163 million. The charge consisted of $93 million for the disposal of supply chain software and hardware and other assets that were no longer utilized and $23 million for accelerated depreciation related to operating software the company anticipated replacing in its distribution centers. An additional $47 million was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at the distribution centers in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"). Of the charge, $88 million for asset impairments was recorded in SG&A, and the remainder of the charge is included in Cost of sales, buying and occupancy.

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

      The following table provides information regarding reserve activity:

                                       2003       2002        2002       2001         2001          2000
                                       Store    Employee     Store      Supply      BlueLight    Strategic
(dollars in millions)                Closings   Severance   Closings    Chain        .com         Actions
----------------------------------   --------   ---------   --------   ---------    ---------    ---------
Balance as of January 30, 2002       $      -   $       -   $      -   $      11    $      18    $      98

Additions charged to operations             -         101        228           1            -            -
Reclassifications                           -           -        140           -            -            -
                                     --------   ---------   --------   ---------    ---------    ---------
Total additions                             -         101        368           1            -            -

Reductions:
 Cash payments:
  Lease obligations                         -           -         11           -            1            2
  Employee costs                            -          31          -           5            -            -
  Contractual obligations                   -           -          -           -            1            -
Non-cash reductions:
  Adjustments                               -           -         21           -            6            1
  Pre-petition liability settlements        -           1         42           5            4            -
                                     --------   ---------   --------   ---------    ---------    ---------
Balance as of January 29, 2003              -          69        294           2            6           95

Additions charged to operations           214           7          -           -            -            -
Reclassifications                         181           -          -           -            -            -
                                     --------   ---------   --------   ---------    ---------    ---------
Total additions                           395           7          -           -            -            -
Reductions:
 Cash payments for employee costs           -          40          -           -            -            -
Non-cash reductions:
  Discharge of liabilities                395           -        294           2            6           95
  Adjustments                               -           -          -           -            -            -
                                     --------   ---------   --------   ---------    ---------    ---------
Balance as of April 30, 2003         $      -   $      36   $      -   $       -    $       -    $       -
                                     ========   =========   ========   =========    =========    =========

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

7)    REORGANIZATION ITEMS, NET

      Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7.

                                                                             Fiscal Year
                                                      13-Weeks Ended     -------------------
(dollars in millions)                                 April 30, 2003      2002        2001
-------------------------------------------------     --------------     ------     --------
Gain on extinguishment of debt                        $       (5,642)    $    -     $      -
Revaluation of assets and liabilities                          5,642          -            -
Fleming settlement                                               385          -            -
Estimated claims for rejected executory contracts                200          -            -
2003 store closings                                              158          -            -
2002 store closings                                                -        185            -
Other                                                             26        178         (183)
                                                      --------------     ------     --------
Reorganization items, net                             $          769     $  363     $   (183)
                                                      ==============     ======     ========

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

2003 store closings

      As discussed in Note 6 - Special Charges, the Predecessor Company recorded a charge of $214 million for lease terminations and other costs associated with the 316 stores closed in fiscal 2003. Of the charge, $158 million is included in Reorganization items, net in the Consolidated Statements of Operations, and the remaining $56 million is included in Discontinued operations.

2002 store closings

      As discussed in Note 6 - Special Charges, the Predecessor Company recorded net charges of $207 million associated with the 283 stores closed in fiscal 2002. Of the charge, $185 million is included in Reorganization items, net in the Consolidated Statements of Operations and the remaining $22 million is included in Discontinued operations.

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

8)    OTHER CURRENT ASSETS

      Other current assets included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                      Predecessor
                                          Successor Company             Company
                                     --------------------------       -----------
                                     January 28,      April 30,       January 29,
(dollars in millions)                  2004             2003             2003
-------------------------------      -----------      ---------       -----------
Property held for sale               $        56      $     160       $         -
Prepaid sales tax                             27             54                42
Supplies inventory                            18             19                22
Deposit on real estate purchase               17              -                 -
Current deferred tax asset                    16              -                 -
Debt issuance costs                           15             19                48
Receivable from Plan Investors                 -            187                 -
Other                                         35             70                79
                                     -----------      ---------       -----------
Total                                $       184      $     509       $       191
                                     ===========      =========       ===========

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

9)    PROPERTY AND EQUIPMENT

                                                                                Predecessor
                                                       Successor Company          Company
                                                  --------------------------    -----------
                                                   January 28,     April 30,    January 29,
 (dollars in millions)                                2004           2003          2003
-------------------------------------------       ------------     ---------    -----------
Land                                              $         22     $       -    $       426
Buildings                                                   27             1          1,086
Leasehold improvements                                      29             3          2,882
Furniture, fixtures and equipment                           67             6          5,178
Construction in progress                                    14             -             81
                                                  ------------     ---------    -----------
                                                           159            10          9,653
Property under capital lease                                 -             -          1,243
                                                  ------------     ---------    -----------
                                                           159            10         10,896
Less:
Accumulated depreciation and amortization                   (6)            -         (5,116)
Accumulated depreciation on capital leases                   -             -           (888)
                                                  ------------     ---------    -----------
Total                                             $        153     $      10    $     4,892
                                                  ============     =========    ===========

      See Note 3 - Fresh-Start Accounting for a discussion of the write-off of property and equipment upon adoption of Fresh-Start accounting.

      The following table provides a breakdown of the number of stores leased compared to owned as of January 28, 2004, April 30, 2003 and January 29, 2003:

                                                                                Predecessor
                                                       Successor Company          Company
                                                  --------------------------    -----------
                                                   January 28,     April 30,    January 29,
 (dollars in millions)                                2004           2003          2003
-------------------------------------------       ------------     ---------    -----------
Number of Kmart stores owned                            135            118           133
Number of Kmart stores leased                         1,376          1,395         1,696
                                                      -----          -----         -----
Total                                                 1,511          1,513         1,829
                                                      =====          =====         =====

10)   ACCRUED PAYROLL AND OTHER LIABILITIES

            Accrued payroll and other liabilities included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                                              Predecessor
                                                                     Successor Company          Company
                                                                --------------------------    -----------
                                                                 January 28,     April 30,    January 29,
 (dollars in millions)                                              2004           2003          2003
-------------------------------------------------------------   ------------    ----------    -----------
Accrued payroll and related liabilities                          $      222      $    211      $     172
Accrued expenses                                                        155           276            177
Current portion of workers compensation and general liability           101            77             68
Current portion of capital lease obligation                              47            58             68
Income taxes payable                                                     37           134             40
Gift certificates                                                        29            29             37
Accrued emergence and reclamation payments                               12           422              -
Employee severance                                                        7            41             75
Other liabilities                                                        61            73             73
                                                                 ----------      --------      ---------
Total                                                            $      671      $  1,321      $     710
                                                                 ==========      ========      =========

11)   LONG-TERM DEBT AND MORTGAGES PAYABLE

                                                                                                              Predecessor
                                                                                   Successor Company            Company
                                                                             -------------------------        -----------
                                             Fiscal Year      Interest        January 28,      April 30,      January 29,
(dollars in millions)                         Maturity          Rates            2004            2003            2003
-----------------------------------------    -----------    -------------    ------------    ---------        -----------
                                                                             (as restated)   (as restated)
Convertible subordinated notes, net             2006            9.00%          $    33         $   11          $     -
Mortgages payable                             2005-2017     7.53% - 12.50%          47             56               61
Predecessor Company credit facilities           2002          Floating               -              -            1,069
Debentures                                    2004-2023     7.75% - 12.50%           -              -            1,995
Medium-term notes                             2002-2020      7.33% - 9.00%           -              -              223
                                                                               -------         ------           ------
Total                                                                               80             67            3,348
Less amounts subject to compromise                                                   -              -           (3,348)
Less current portion of mortgages payable                                            4              8                -
                                                                               -------         ------          -------
Long-term debt and mortgages payable                                           $    76         $   59          $     -
                                                                               =======         ======          =======

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

      The Credit Facility was also amended in December 2003 to reduce interest rates, among other things. Borrowings under the Credit Facility currently bear interest at either (i) the Prime rate plus 1.5% per annum or (ii) the LIBOR rate plus 2.5% per annum, at our discretion, and utilization of the letter of credit sub-facility currently bears interest at 1.25% to 2.50% per annum. These interest rate margins may be adjusted after July 31, 2004 depending on our EBITDA levels . In addition, we are required to pay a fee based on the unutilized commitment under the Credit Facility equal to 0.50% per annum until July 31, 2004, and 0.375% to 0.50% thereafter, depending on our EBITDA levels. The amendment also gave the Company the ability to use surplus cash, as defined in the Credit Facility of up to $250 million for the purchase of the Company's common stock.

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

      The estimated fair value of the convertible notes at January 28, 2004 and April 30, 2003 was $169 million and $90 million, respectively. The estimated fair market value of debentures included in long-term debt classified in Liabilities subject to compromise, was approximately $332 million at January 29, 2003. The estimated fair market value was based on the quoted market prices for the same or similar issues or on the current rates offered to Kmart for debt of the same remaining maturities. Fair market value for medium-term notes classified in Liabilities subject to compromise could not be reasonably estimated at January 29, 2003. The estimated fair value of our mortgages payable approximated carrying value for all periods presented.

12)   CONVERTIBLE PREFERRED SECURITIES

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

13)   LEASES

      We conduct our operations primarily in leased facilities. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to ext end the life of the lease up to 50 years beyond the initial non-cancelable term. In certain Kmart leased facilities, selling space has been sublet to other retailers, including Olan Mills, Inc. and the Meldisco subsidiaries of Footstar, Inc. ("FTS").

                                                             Minimum Lease
                                                              Commitments
As of January 28, 2004                                  ----------------------
(dollars in millions)                                   Capital      Operating
-------------------------------------------------       -------      ---------
Fiscal Year:
 2004                                                   $   128      $     454
 2005                                                       114            425
 2006                                                        91            402
 2007                                                        79            366
 2008                                                        75            332
 Later years                                                504          2,730
                                                        -------      ---------
Total minimum lease payments                                991      $   4,709
                                                                     =========
Less:
 Estimated executory costs                                 (303)
 Amount representing interest                              (267)
                                                        -------
                                                            421
Less current portion of capital lease obligations           (47)
                                                        -------
Capital lease obligations                               $   374
                                                        =======

      In connection with the application of Fresh-Start accounting we recorded a liability of $390 million representing the net present value of unfavorable lease terms for operating leases. This amount was determined based upon a third party appraisal. As of January 28, 2004 the liability balance was $367 million.


                                         Successor               Predecessor Company
                                          Company         --------------------------------
                                      ----------------                        Fiscal Year
                                       39-Weeks Ended     13-Weeks Ended     -------------
Rent Expense (dollars in millions)    January 28, 2004    April 30, 2003     2002     2001
----------------------------------    ----------------    --------------     ----     ----
Minimum rentals                          $       402        $      141       $694     $771
Percentage rentals                                17                 6         30       39
Less-sublease rentals                           (125)              (54)      (229)    (248)
                                      ----------------    --------------     ----     ----
Total                                    $       294        $       93       $495     $562
                                      ================    ==============     ====     ====

14)   INVESTMENTS IN AFFILIATED COMPANIES

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

      The table below lists the fees, rental and income earned from Meldisco, dividend payments received from equity Meldisco, and unremitted equity earnings from our minority ownership in Meldisco for the 39 -weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal years 2002 and 2001, respectively.

                                  Successor Company             Predecessor Company
                                  -----------------     -----------------------------------
                                   39-Weeks Ended       13-Weeks Ended       Fiscal Year
 (dollars in millions)            January 28, 2004      April 30, 2003      2002      2001
---------------------------       -----------------     --------------     ------    ------
Income earned                        $     109             $    49         $  216    $  255
Dividend payments received                   -                  36             45        51
Unremitted equity earnings                  12                   7             34        46

      Although there can be no assurance until Meldisco completes the restatement of its financial statements, at this time, we do not expect the restatement to have a material effect on our equity income from Meldisco.

      As of January 28, 2004, ESL had a 9.9% ownership in the common stock of FTS.

15)   LIABILITIES SUBJECT TO COMPROMISE

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

      The following table summarizes the components of the Predecessor Company's Liabilities subject to compromise in the accompanying Consolidated Balance Sheet as of January 29, 2003:

(dollars in millions)
--------------------------------------------
Debt and notes payable                             $    3,348
Accounts payable                                        2,343
Closed store reserve                                      722
Pension obligation                                        741
General liability and workers compensation                320
Taxes payable                                             285
Other liabilities                                         210
                                                   ----------
     Total liabilities subject to compromise       $    7,969
                                                   ==========

      Following is a reconciliation of the changes in the Liabilities subject to compromise for the period from the Petition Date through April 30, 2003:

                                                                                         Cumulative
                                                                                       since Petition
(dollars in millions)                                                                       Date
--------------------------------------------------------------------------------       --------------
Balance, Petition Date                                                                  $     8,585
Additional minimum pension liability                                                            554
Adjustments to closed store reserves                                                            475
Fleming settlement                                                                              385
Estimated claims for rejected executory contracts                                               200
Fair value adjustments                                                                          114
Revisions to estimated allowable claim amounts                                                   31
First day court orders authorizing payment of employee wages, benefits and other
     employee obligations, sales and use taxes and payments to critical vendors                (868)
Gain on settlement of pre-petition liabilities                                                 (136)
Adjustment to general liability and workers compensation accruals                              (123)
Court order authorizing payment of additional trade accounts payable                            (85)
Other                                                                                          (122)
Application of Fresh-Start accounting                                                        (9,010)
                                                                                        -----------
Balance, April 30, 2003                                                                 $         -
                                                                                        ===========

16)   TREASURY STOCK

      On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) for this purpose at a cost of approximately $4 million. We subsequently issued 111,540 restricted shares to employees; see Note 17 - Stock-Based Compensation.

      In addition, on October 2, 2003 we repurchased a total of 26,889 shares (at a price of $25.68 per share) of Common Stock relating to withholding taxes for certain former associates that were part of the Class 5 claimholders distribution, see Note 1 -Emergence from Chapter 11 Bankruptcy Protection.

      There are 43,749 shares in treasury as of January 28, 2004.

17)   STOCK-BASED COMPENSATION

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

      Stock options of the Predecessor Company were granted under various plans and had exercise prices equal to the average of the highest and lowest prices at which the Predecessor Company's common stock was traded on the New York Stock Exchange on the date of grant. Upon emergence from Chapter 11, all outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

      The following table summarizes information about the stock options outstanding as of January 28, 2004, January 29, 2003 and January 30, 2002:

                             Successor Company                               Predecessor Company
                        ----------------------------     -----------------------------------------------------------
Stock Option Plans                  2003                             2002                           2001
Shares in (000's)       Shares       Option Price        Shares        Option Price      Shares       Option Price
-------------------     ------     -----------------     -------     ----------------    ------     ----------------
 Outstanding                 -                            59,973     $ 4.86 - $ 26.03    46,255     $ 5.34 - $ 26.03
 Granted                 1,709     $ 10.00 - $ 20.00           -                         20,763     $ 4.86 - $ 13.18
 Exercised                   -                                 -                         (1,235)    $ 5.91 - $ 12.13
 Forfeited/Cancelled      (152)    $ 10.00 - $ 20.00     (15,088)    $ 4.86 - $ 26.03    (5,810)    $ 4.86 - $ 26.03
                        ------                           -------                         ------

 Outstanding             1,557     $ 10.00 - $ 20.00      44,885     $ 4.86 - $ 24.06    59,973     $ 4.86 - $ 26.03
 Exercisable                 -                            38,638     $ 4.86 - $ 24.06    31,653     $ 5.34 - $ 26.03

Available for Grant       n/a                             32,944                         23,273

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

18) INCOME TAXES

                                       Successor
                                        Company                     Predecessor Company
                                    ----------------  ---------------------------------------------
(dollars in millions)                                                            Fiscal Year
---------------------------------   39-Weeks Ended    13 Weeks Ended      -------------------------
Income (Loss) Before Income Taxes   January 28, 2004  April 30, 2003        2002             2001
---------------------------------   ----------------  --------------      --------         --------
                                     (as restated)
U.S.                                    $    364         $   (851)        $ (2,779)        $ (2,334)
Foreign                                       14               (7)             (16)              27
                                        --------         --------         --------         --------
Total                                   $    378         $   (858)        $ (2,795)        $ (2,307)
                                        ========         ========         ========         ========

Income Tax Expense (Benefit)
Current:
 Federal                                $      4         $     (6)        $    (20)        $    (29)
 State and local                               2                -                3                -
 Foreign                                       1                -               (7)              10
                                        --------         --------         --------         --------
                                               7               (6)             (24)             (19)
Deferred:
 Federal                                     120                -                -               22
 State and local                              17                -                -               (3)
                                        --------         --------         --------         --------
Total                                   $    144         $     (6)        $    (24)        $      -
                                        ========         ========         ========         ========

Effective Tax Rate Reconciliation
Federal income tax rate                     35.0%           (35.0%)          (35.0%)          (35.0%)
State and local taxes,
 net of federal tax benefit                  3.0%            (1.1%)           (1.0%)           (1.0%)
Tax credits                                 (0.5%)           (0.1%)           (0.2%)            0.1%
Equity in net income
 of affiliated companies                    (0.4%)           (0.2%)           (0.2%)           (0.5%)
Valuation allowance                            -%            34.5%            34.3%            37.3%
Other                                        1.0%             1.2%             1.2%            (0.9%)
                                        --------         --------         --------         --------
                                            38.1%            (0.7%)           (0.9%)              -%
                                        ========         ========         ========         ========

                                                                                  Predecessor
                                                      Successor Company             Company
                                                  --------------------------      -----------
Deferred Tax Assets                               January 28,      April 30,      January 29,
and Liabilities (dollars in millions)                2004            2003            2003
-------------------------------------             -----------      ---------      -----------
                                                 (as restated)   (as restated)
Deferred tax assets:
 Federal benefit for state and foreign taxes       $     17        $      1        $      9
 Discontinued operations                                  -               -              60
 Accruals and other liabilities                         625             700             506
 Property and equipment                               1,378           1,528             139
 Capital leases                                         147             165             108
 Store closings                                           2              14             170
 Credit carryforwards                                   236             247             239
 NOL carryforwards                                    1,414           1,544           1,143
 Other                                                  123             104              92
                                                   --------        --------        --------
Total deferred tax assets                             3,942           4,303           2,466
Valuation allowance                                  (2,036)         (2,474)         (2,348)
                                                   --------        --------        --------
 Net deferred tax assets                              1,906           1,829             118
Deferred tax liabilities:
 Inventory                                              187             174              90
 Cancellation of indebtedness                         1,654           1,654               -
 Other                                                   16              19              28
                                                   --------        --------        --------
Total deferred tax liabilities                        1,857           1,847             118
                                                   --------        --------        --------
Net deferred tax asset (liability)                 $     49        $    (18)       $      -
                                                   ========        ========        ========

      The Predecessor Company recorded a full valuation allowance against net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003 or fiscal year 2002. If, in the future the Company makes the determination that the pre-emergence net deferred tax asset will more likely than not be realized, a reduction in the valuation allowance will be recorded. The reduction in this valuation allowance (if any) will increase Capital in excess of par. The Successor Company has recorded a net deferred tax liability of $18 million as of April 30, 2003 and a net deferred tax asset of $49 million as of January 28, 2004. It is the Company's position that this net deferred asset will be utilized in the near future and no valuation allowance is required. The Successor Company recorded a provision for taxes of $144 million for the 39-weeks ending January 28, 2004 (successor period).

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

      At January 28, 2004, we have unused NOL carryforwards of approximately $3,803 million. The federal tax benefits of these NOL carryforwards will expire in 2021, 2022 and 2023 and the state tax benefits will predominantly expire between 2016 and 2023. Additionally, we have (i) available foreign tax credit carryforwards of approximately $59 million, which would expire as follows: 2004
- $17 million, 2005 - $20 million, 2006 - $10 million, 2007 - $6 million and 2008 - $6 million; (ii) general business tax credit carryforwards of approximately $74 million, which would expire as follows: 2011 - $6 million, 2017 - $7 million, 2018 - $10 million, 2019 - $12 million, 2020 - $14 million,
2021 - $13 million, 2022 - $8 million and 2023 - $4 million, and (iii) AMT credit carryforwards of approximately $103 million which may be carried forward indefinitely.

      Cash received for income taxes was $1 million, $2 million, $31 million and $69 million in the 39-weeks ended January 28, 2004, 13-weeks ended April 30, 2003, and fiscal years 2002 and 2001, respectively.

19) PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

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

                                                                                       Predecessor
                                                           Successor Company             Company
                                                       --------------------------      -----------
                                                       January 28,      April 30,      January 29,
(dollars in millions)                                     2004            2003            2003
-------------------------------------------------      -----------      ---------      -----------
Change in benefit obligation:
 Benefit obligation at beginning of period              $  2,501        $  2,344        $  2,085
 Interest costs                                              114              38             148
 Actuarial (gain)/loss                                        88             144             234
 Benefits paid including VERP                                (98)            (25)           (123)
                                                        --------        --------        --------
 Benefit obligation at end of period                    $  2,605        $  2,501        $  2,344
                                                        ========        ========        ========

Change in plan assets:
 Fair value of plan assets at beginning of period       $  1,647        $  1,603        $  1,890
 Actual return on plan assets                                238              69            (164)
 Benefits paid including VERP                                (98)            (25)           (123)
                                                        --------        --------        --------
 Fair value of plan assets at end of period             $  1,787        $  1,647        $  1,603
                                                        ========        ========        ========

                                                                     January 28,    April 30,    January 29,
                                                                        2004          2003          2003
                                                                     -----------    ---------    -----------
Funded status                                                          $ (818)       $ (854)       $ (741)
Unrecognized net (gain)/loss                                              (55)            -           928
Unrecognized transition asset                                               -             -           (25)
                                                                       ------        ------        ------
Pension (liability)/prepaid benefit cost                                 (873)         (854)          162
 Accumulated other comprehensive income                                     -             -          (903)
                                                                       ------        ------        ------
 Accrued liability recognized in the Consolidated Balance Sheets       $ (873)       $ (854)       $ (741)
                                                                       ======        ======        ======

                                                        Successor
                                                         Company                      Predecessor Company
                                                    ----------------    ----------------------------------------------
                                                                                                    Fiscal Year
                                                     39-Weeks Ended     13-Weeks Ended       -------------------------
(dollars in millions)                               January 28, 2004    April 30, 2003        2002              2001
-----------------------------------------------     ----------------    --------------       -------           -------
Components of Net Periodic (Benefit)/Expense

  Interest costs                                         $   114           $    38           $   148           $   144
  Expected return on plan assets                             (94)              (33)             (174)             (209)
  Net loss recognition                                         -                18                14                 -
  Amortization of unrecognized transition asset                -                (2)               (8)               (7)
                                                         -------           -------           -------           -------
  Net periodic expense (benefit)                         $    20           $    21           $   (20)          $   (72)
                                                         =======           =======           =======           =======

                                                            January 28,     April 30,     January 29,
                                                               2004           2003           2003
                                                            -----------     ---------     -----------
Disclosure assumptions
 For determining benefit obligations at period end:
 Discount rate                                                   6.00%           6.25%         6.50%
 For determining net periodic cost for period:
 Discount rate                                                   6.25%           6.50%         7.25%
 Expected return on plan assets                                  8.00%           8.00%         9.50%
Measurement date                                             2/1/2004       4/30/2003      2/1/2003

                                           Target        January 28,     April 30,      January 29,
                                         Fiscal 2004        2004           2003            2003
                                         -----------     -----------     ---------      -----------
Weighted-average plan asset allocation:
Asset category
Equity securities                            45%             48%             46%             57%
Fixed income and debt securities             45%             42%             49%             29%
Hedge funds/other                            10%             10%              5%             14%
                                            ---             ---             ---             ---
Total                                       100%            100%            100%            100%

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

20) RETIREMENT SAVINGS PLANS

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

21) RELATED PARTY DISCLOSURE

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

22) COMMITMENTS AND CONTINGENCIES

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

23) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                        2003
                                                             ----------------------------------------------------------
                                                             Predecessor
                                                               Company                   Successor Company
                                                             -----------   --------------------------------------------
                                                                First         Second          Third           Fourth
(dollars in millions, except per share data)                   Quarter        Quarter         Quarter         Quarter
----------------------------------------------------------   -----------   ------------    ------------    ------------
Sales                                                          $ 6,181       $  5,652        $  5,092        $ 6,328
Cost of sales, buying and occupancy                            $ 4,762       $  4,419        $  3,925        $ 4,740
Selling, general and administrative expenses                   $ 1,421       $  1,225        $  1,179        $ 1,173
Net income (loss) as originally reported                       $  (862)      $     (5)       $    (23)       $   276
Restatement                                                          -       $     (3)       $     (5)       $    (6)
Net income (loss), as restated                                 $  (862)      $     (8)       $    (28)       $   270

Basic net income (loss) per share as originally reported       $ (1.65)      $  (0.06)       $   0.26)       $  3.08
Restatement                                                          -       $  (0.03)       $  (0.05)       $ (0.06)
Basic net income (loss) per share, as restated                 $ (1.65)      $  (0.09)       $  (0.31)       $  3.02

Diluted net income (loss) per share as originally reported     $ (1.65)      $  (0.06)       $  (0.26)       $  2.78
Restatement                                                          -       $  (0.03)       $  (0.05)       $     -
Diluted net income (loss) per share, as restated               $ (1.65)      $  (0.09)       $  (0.31)       $  2.78

                                                               2002
                                              -------------------------------------
                                                        Predecessor Company
                                              -------------------------------------
                                               First    Second     Third    Fourth
(dollars in millions, except per share data)  Quarter   Quarter   Quarter   Quarter
-------------------------------------------   -------   -------   -------   -------
Sales                                         $ 7,181   $ 7,183   $ 6,459   $ 8,529
Cost of sales, buying and occupancy           $ 6,519   $ 5,912   $ 5,353   $ 7,058
Selling, general and administrative expenses  $ 1,670   $ 1,535   $ 1,449   $ 1,588
Net loss                                      $(1,442)  $  (293)  $  (383)  $(1,101)

Basic/diluted net loss per share              $ (2.87)  $ (0.58)  $ (0.76)  $ (2.13)

      See Note 4 -- Restatement for further discussion of the restated amounts. Interest expense was increased in the second, third and fourth quarters of fiscal 2003 by $5 million, $8 million, and $9 million, respectively, due to the restatement. As a result, net income, basic net income (loss) per share and diluted net income (loss) per share have been restated as disclosed above.

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

                            Kmart Holding Corporation
                 Schedule II - Valuation and Qualifying Accounts
         39-Weeks Ended January 28, 2004, 13-Weeks Ended April 30, 2003,
                           Fiscal Years 2002 and 2001

                                                       Additions      Additions
                                      Balance at      charged to      charged to                Balance at
                                     beginning of   cost, expenses,     other                     end of
(Dollars in millions)                   Period         revenues        accounts    Deductions     Period
----------------------------------   ------------   ---------------   ----------   ----------   ----------
Description
Allowance for Doubtful Accounts:
Sucessor Company
  39-weeks ended January 28, 2004    $         80   $            96   $        -   $       98   $       78
Predecessor Company
  13-weeks ended April 30, 2003                67                61            -           48           80
  Fiscal 2002                                  49               102            -           84           67
  Fiscal 2001                                  96                74            -          121           49

Allowance for Deferred Tax Assets:
Sucessor Company
  39-weeks ended January 28, 2004    $      2,474   $             -   $        -   $      438   $    2,036
Predecessor Company
  13-weeks ended April 30, 2003             2,348                 -          126            -        2,474
  Fiscal 2002                               1,032             1,122          194            -        2,348
  Fiscal 2001                                   -               914          118            -        1,032

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

/s/ Aylwin B. Lewis
----------------------------
Aylwin B. Lewis
President and Chief Executive Officer

/s/ James D. Donlon, III
-----------------------------
James D. Donlon, III
Senior Vice President, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - BDO Seidman, LLP


To the Board of Directors of
Kmart Holding Corporation
Troy, Michigan

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

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kmart Holding Corporation and subsidiaries (Successor Company) at January 28, 2004 and the results of their operations and their cash flows for each of the 39-weeks ended January 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

         Also, in our opinion, the schedule for the 39-weeks ended January 28, 2004, presents fairly, in all material respects, the information set forth therein.

         As discussed in Note 4 to the consolidated financial statements, the financial statements have been restated to account for the beneficial conversion feature associated with the convertible note.

/s/ BDO Seidman, LLP
-----------------------------

BDO Seidman, LLP
Troy, Michigan
March 12, 2004, except for Note 4, as to which the date is February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
PRICEWATERHOUSECOOPERS LLP


To the Shareholders and
Board of Directors of
Kmart Holding Corporation:

         In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of Kmart Holding Corporation and its subsidiaries (Successor Company) at April 30, 2003 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

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

         As discussed in Note 4 to the consolidated financial statements, the balance sheet has been restated to account for the beneficial conversion feature associated with the convertible note.





/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
August 8, 2003, except for Note 4, as to which
the date is February 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -
PricewaterhouseCoopers, LLP

To the Shareholders and
Board of Directors of
Kmart Holding Corporation:

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Kmart Holding Corporation and its subsidiaries (Predecessor Company) at January 29, 2003 and the results of their operations and their cash flows for the period from January 30, 2003 to April 30, 2003, and for each of the two years in the period ended January 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from January 30, 2003 to April 30, 2003, and for each of the two years in the period ended January 29, 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
August 8, 2003

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

Item 9A. Controls and Procedures

      Under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will uncover or detect failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

      As a result of the Securities and Exchange Commission's ("SEC") review of our Form 10-K for the year ended January 28, 2004, it was determined that the Company did not reflect an embedded beneficial conversion feature of the convertible note issued upon the Company's emergence from bankruptcy as required by Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). This review was performed in conjunction with the SEC's review of Sears Holdings Corporation's registration statement on Form S-4 in connection with the pending merger between Kmart and Sears, Roebuck and Company ("Sears"). Upon shareholder approvals of the merger transaction, Sears Holdings Corporation will be a new retail company resulting from the merger of Kmart and Sears. According to EITF 00-27, the accounting treatment of the note is based on the determination of a commitment date. A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. The Company believed that it had met these qualifications as of the initial agreement date and accounted for the note accordingly. The SEC believes that at the time of the agreement, these conditions had not been met, and therefore the commitment date did not occur until the issuance of the note. After discussions with the SEC, the Company has agreed to restate its financial statements.

      The determination that the commitment date was at the issuance of the note rather than when the agreement was signed effected the valuation of the beneficial conversion feature as a result of a change in the fair value of the Company's common stock between these two periods. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-K/A, and in Note 4, "Restatement" in the Notes to the Consolidated Financial Statements in Item
8. In management's opinion, given the interpretive nature of the restatement, such restatement did not change its conclusion that the Company's controls and procedures are effective.

      No changes in the Company's internal controls over financial reporting have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      PART III

      Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K/A is incorporated by reference from the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, except that certain information required by Item 10 with respect to executive officers of the Company is included herein. The annual meeting will be held May 25, 2004. The Proxy Statement will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the our fiscal year covered by this report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Karen A. Austin, 42, Senior Vice President, Chief Information Officer. Ms. Austin has been with the Company since 1984. She previously served as Vice President, IT Applications from 2001 to 2002 and as Divisional Vice President, Supply Chain Applications from 1999 to 2001.

      William C. Crowley 46, Senior Vice President, Finance. Mr. Crowley has served as an officer of the Company since 2003. He is also a member of our Board of Directors. Mr. Crowley also serves as the President and Chief Operating Officer of ESL Investments, Inc., a private investment firm, from 1999 to present. Mr. Crowley also serves as a director of AutoNation, Inc.

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

      James D. Donlon III, 57, Senior Vice President, Chief Financial Officer. Mr. Donlon joined the Company in January 2004. He spent 25 years at Daimler Chrysler Corporation, retiring from there in 2003 after serving as Controller from1992 to 1993, Vice President and Controller from 1993 to 1998 and Senior Vice President & Controller from 1998 to 2003.

      James F. Gooch, 36, Vice President, Treasurer, Financial Planning & Analysis. Mr. Gooch has been with the Company since 1996. He previously served as Vice President, Financial Planning & Analysis from March 2002 to March 2003, Divisional Vice President - Financial Planning & Analysis from November 2001 to March 2002, Assistant Treasurer from April to November 2001, Divisional Vice President - Merchandise Finance from April 1999 to November 2001 and Director - Merchandise Finance from September 1996 to April 1999.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

            1.    Financial Statements

Financial statements filed as part of this Form 10-K/A are listed under Part II,
Item 8.

            2.    Financial Statement Schedules

Financial statement schedules filed as part of this Form 10-K/A are listed under
Part II, Item 8.

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

Exhibit 1.1 - Amended and Restated Certificate of Incorporation of Kmart Holding Corporation (previously filed as Exhibit 1.1 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 1.2 - By-Laws of Kmart Holding Corporation (previously filed as Exhibit
1.2 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.1 - Investment Agreement (previously filed as Exhibit 4.1 to the Predecessor Company's Current Report on Form 8-K, dated January 24, 2003, and incorporated herein by reference)

Exhibit 4.2 - Amendment to Investment Agreement, dated as of February 21, 2003 (previously filed as Exhibit 4.9 to the Predecessor Company's Annual Report on Form 10-K, dated January 29, 2003, and incorporated herein by reference)

Exhibit 4.3 - 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners, L.P. (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.4 - 9% Convertible Subordinated Note issued by Kmart Holding Corporation to CRK Partners II, L.P. (previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.5 - 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Institutional Partners, L.P. (previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.6 - 9% Convertible Subordinated Note issued by Kmart Holding Corporation to ESL Investors, L.L.C. (previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.7 - Registration Rights Agreement, dated May 6, 2003, by and among Kmart Holding Corporation, ESL Investments, Inc. and Third Avenue Trust, on behalf of certain of its investment series. (previously filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.8 - Guarantee Agreement, dated May 6, 2003, by and among Kmart Corporation, CRK Partners, L.P., CRK Partners II, L.P., ESL Institutional Partners, L.P. and ESL Investors L.L.C. (previously filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.9 - Kmart Creditor Trust Agreement, dated as of April 30, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas
J. Smith, as Trustee. (previously filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 4.10 - First Amendment to Kmart Creditor Trust Agreement, dated as of May 6, 2003, by and among Kmart Corporation, the other Affiliated Debtors party thereto and Douglas J. Smith, as Trustee. (previously filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.1 - Credit Agreement, dated as of May 6, 2003, among Kmart Corporation, as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Co-Syndication Agent, Co-Collateral Agent and Lender Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, Bank of America, N.A., as Co-Syndication Agent and Lender, Banc of America Securities LLC, as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Foothill Capital Corporation, as Co-Documentation Agent (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.2 - Assignment and Assumption Agreement, dated as of May 6, 2003, between Kmart Holding Corporation and Kmart Corporation assigning Julian C. Day's Employment Agreement to Kmart Holding Corporation (previously filed as
Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.3 - Kmart Holding Corporation Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day (previously filed as Exhibit
10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.4 - Employment Agreement, dated as of May 6, 2003, between Kmart Management Corporation and Harold W. Lueken. (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.5 - Michael T. Macik Separation Agreement. (previously filed as
Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the period ended April 30, 2003, and incorporated herein by reference)

Exhibit 10.6 - Letter Agreement to Credit Agreement (previously filed as Exhibit
10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended July 30, 2003, and incorporated herein by reference)

Exhibit 10.7 - Kmart Holding Corporation Annual Incentive Bonus Plan (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended July 30, 2003, and incorporated herein by reference)

Exhibit 10.8 - First Amendment to Credit Agreement (previously filed as Exhibit
10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended July 30, 2003, and incorporated herein by reference)

Exhibit 10.9 - Employment Agreement, dated as of September 15, 2003, between Kmart Management Corporation and Bruce Johnson (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.10 - Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Janet L. Kelly (previously filed as Exhibit
10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.11 - Employment Agreement dated as of September 3, 2003, between Kmart Management Corporation and Lisa Schultz (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.12 - Kmart Management Corporation Restricted Stock Agreement with Bruce Johnson (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.13 - Kmart Management Corporation Restricted Stock Agreement with Janet L. Kelly (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.14 - Kmart Management Corporation Restricted Stock Agreement with Lisa Schultz (previously filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.15 - Kmart Management Corporation Restricted Stock Agreement with Harold Lueken (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.16 - Amendment No. 1 to the May 6, 2003 Nonqualified Stock Option Agreement between Kmart Holding Corporation and Julian C. Day (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.17 - Form of Kmart Holding Corporation Long Term Incentive Award Agreement (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q, for the period ended October 29, 2003, and incorporated herein by reference)

Exhibit 10.18 - Amended and Restated Employment Agreement for Julian C. Day, dated as of January 17, 2003, between Kmart Corporation and Julian C. Day (previously filed as Exhibit 99.2 to the Predecessor Company's Current Report on Form 8-K, dated January 17, 2003 and incorporated herein by reference)

Exhibit 10.19 - Employment Agreement dated as of January 1, 2004, between Kmart Management Corporation and James D. Donlon, III (previously filed as Exhibit
10.19 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.20 - Employment Agreement dated as of January 1, 2004, between Kmart Management Corporation and John Goodman (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.21 - Employment Agreement dated as of February 27, 2004, between Kmart Management Corporation and Paul Guagliardo "Guyardo" (previously filed as
Exhibit 10.19 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.22 - Kmart Management Corporation Restricted Stock Agreement with James D. Donlon, III (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.23 - Kmart Management Corporation Restricted Stock Agreement with John Goodman (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.24 - Second Amendment to the Credit Agreement (previously filed as
Exhibit 10.24 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.25 - Third Amendment to the Credit Agreement (previously filed as
Exhibit 10.25 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 21 - Kmart Holding Corporation List of Significant Subsidiaries

Exhibit 31.1 - Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 - Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b).Reports on Form 8-K

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2005.

      Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                            Kmart Holding Corporation

                             By: /s/ Aylwin B. Lewis
                 ----------------------------------------------
                                 Aylwin B. Lewis
                      President and Chief Executive Officer
                          (Principal Executive Officer)

                          By: /s/ James D. Donlon, III
                 ----------------------------------------------
                              James D. Donlon, III
                 Senior Vice President, Chief Financial Officer
                          (Principal Financial Officer)

                             By: /s/ James F. Gooch
                 ----------------------------------------------
                                 James F. Gooch
                           Vice President, Controller
                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                   Description
-----                                    -----------
21          Kmart Holding Corporation List of Significant Subsidiaries
31.1        Certification Pursuant to Rule 13A-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended
31.2        Certification Pursuant to Rule 13A-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended
32.1        Certification Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002