Form 10-Q/A
period 2004-04-28
KMART HOLDING CORP
filed 2005-02-11
CIK 1229206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934 -

                  For the quarterly period ended April 28, 2004

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

                                           Yes [X]   No [ ]

As of May 14, 2004, 89,638,293 shares of Common Stock of the Registrant were outstanding.

EXPLANATORY NOTE

            The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Kmart Holding Corporation and its subsidiaries (the "Company, " "we" or "our") filed with the Securities and Exchange Commission ("SEC") on Form 10-Q on May 17, 2004.

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

            The accounting treatment of the note is based on the determination of a commitment date as defined by Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. The Company believed that it had met these qualifications as of the initial agreement date and accounted for the note accordingly. The SEC believes that at the time of the agreement these conditions had not been met, and therefore a commitment date did not occur until issuance of the note. After discussions with the SEC, the Company has agreed to restate its financial statements. This amendment reflects a May 6, 2003 commitment date, resulting in a portion of the note being allocated to stockholders' equity, as required by EITF 00-27. The restatement resulted in a non-cash charge to interest expense of $2 million due to the amortization of the debt discount for the 13 weeks ended April 30, 2004.

            See Note 3 to the unaudited Condensed Consolidated Financial Statements for further explanation and a discussion of the impact to the Company's net income and earnings per share.

            The Items of our Quarterly Report on Form 10-Q for the 13-week period ended April 28, 2004 which are amended and restated herein are:

      1.    Part 1, Item 1 - Financial Statements

      2. Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      3.    Part 1, Item 4 - Controls and Procedures

            Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the May 17, 2004 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

            The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the 13-week period ended April 28, 2004 in the form filed with the SEC on May 17, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                                      INDEX

                                                                                                      PAGE
                                                                                                      -----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) --                                4
          Successor Company - for the 13-weeks ended April 28, 2004 (as restated)
          Predecessor Company - for the 13-weeks ended April 30, 2003

          Condensed Consolidated Balance Sheets (Unaudited)  --                                         5
          Successor Company - as of April 28, 2004, (as restated) January 28, 2004 (as restated)
          and April 30, 2003 (as restated)

          Condensed Consolidated Statements of Cash Flows (Unaudited) --                                6
          Successor Company - for the 13-weeks ended April 28, 2004 (as restated)
          Predecessor Company - for the 13-weeks ended April 30, 2003

          Notes to Unaudited Condensed Consolidated Financial Statements                              7-19

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                  20-24
              Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   25

Item 4.   Controls and Procedures                                                                      25

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            26

Item 6.   Exhibits and Reports on Form 8-K                                                             26

          Signatures                                                                                   27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       SUCCESSOR COMPANY    PREDECESSOR COMPANY
                                                                       -----------------    -------------------
                                                                         13-WEEKS ENDED       13-WEEKS ENDED
                                                                          APRIL 28, 2004       APRIL 30, 2003
                                                                       -----------------    -------------------
                                                                         (AS RESTATED)
Sales                                                                 $           4,615      $           6,181
Cost of sales, buying and occupancy                                               3,478                  4,762
                                                                      -----------------      -----------------
Gross margin                                                                      1,137                  1,419
Selling, general and administrative expenses                                      1,004                  1,421
Net gains on sales of assets                                                        (32)                     -
Restructuring, impairment and other charges                                           -                     37
                                                                      -----------------      -----------------
Operating income (loss)                                                             165                    (39)
Interest expense, net                                                                28                     57
Bankruptcy-related recoveries                                                        (7)                     -
Equity income in unconsolidated subsidiaries                                         (3)                    (7)
Reorganization items, net                                                             -                    769
                                                                      -----------------      -----------------
Income (loss) from continuing operations before income taxes                        147                   (858)

Provision for (benefit from) income taxes                                            56                     (6)
                                                                      -----------------      -----------------
Income (loss) from continuing operations                                             91                   (852)
Discontinued operations (net of income taxes of $0)                                   -                    (10)
                                                                      -----------------      -----------------
Net income (loss)                                                     $              91      $            (862)
                                                                      =================      =================

Basic income (loss) per common share from continuing operations       $            1.02      $           (1.63)
Discontinued operations                                                               -                  (0.02)
                                                                      -----------------      -----------------
Basic net income (loss) per common share                              $            1.02      $           (1.65)
                                                                      =================      =================

Diluted income (loss) per common share from continuing operations     $            0.94      $           (1.63)
Discontinued operations                                                               -                  (0.02)
                                                                      -----------------      -----------------
Diluted net income (loss) per common share                            $            0.94      $           (1.65)
                                                                      =================      =================

Basic weighted average shares (millions)                                           89.5                  522.7

Diluted weighted average shares (millions)                                        100.3                  522.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                              SUCCESSOR COMPANY
                                                                           -----------------------------------------------------
                                                                           APRIL 28, 2004      JANUARY 28, 2004   APRIL 30, 2003
                                                                           --------------      ----------------  ---------------
                                                                           (AS RESTATED)        (AS RESTATED)    (AS RESTATED)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                  $     2,228       $          2,088  $          1,232
 Merchandise inventories                                                          3,394                  3,238             4,431
 Accounts receivable, net                                                           237                    301               382
 Other current assets                                                               169                    184               509
                                                                            -----------       ----------------  ----------------
TOTAL CURRENT ASSETS                                                              6,028                  5,811             6,554
 Property and equipment, net                                                        190                    153                10
 Other assets and deferred charges                                                   85                    110                96
                                                                            -----------       ----------------  ----------------
TOTAL ASSETS                                                                $     6,303       $          6,074  $          6,660
                                                                            ===========       ================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Mortgages payable due within one year                                      $         4       $              4  $              8
 Accounts payable                                                                   985                    820             1,160
 Accrued payroll and other liabilities                                              660                    671             1,321
 Taxes other than income taxes                                                      276                    281               274
                                                                            -----------       ----------------  ----------------
TOTAL CURRENT LIABILITIES                                                         1,925                  1,776             2,763
LONG-TERM LIABILITIES
 Long-term debt and mortgages payable                                                77                     76                59
 Capital lease obligations                                                          360                    374               415
 Pension obligation                                                                 877                    873               854
 Unfavorable operating leases                                                       329                    342               344
 Other long-term liabilities                                                        435                    424               481
                                                                            -----------       ----------------  ----------------
TOTAL LIABILITIES                                                                 4,003                  3,865             4,916

SHAREHOLDERS' EQUITY
 Preferred stock 20,000,000 shares authorized; no shares outstanding                  -                      -                 -
 Common stock $0.01 par value, 500,000,000 shares authorized;
   89,638,293, 89,633,760 and 89,677,509 shares issued, respectively                  1                      1                 1
 Treasury stock, at cost                                                             (1)                    (1)                -
 Capital in excess of par value                                                   1,975                  1,974             1,743
 Retained earnings                                                                  325                    234                 -
 Accumulated other comprehensive income                                               -                      1                 -
                                                                            -----------       ----------------  ----------------
TOTAL SHAREHOLDERS' EQUITY                                                        2,300                  2,209             1,744
                                                                            -----------       ----------------  ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $     6,303       $          6,074  $          6,660
                                                                            ===========       ================  ================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                       SUCCESSOR COMPANY         PREDECESSOR COMPANY
                                                                       -----------------        --------------------
                                                                            13-WEEKS                  13-WEEKS
                                                                             ENDED                      ENDED
                                                                         APRIL 28, 2004            APRIL 30, 2003
                                                                         (AS RESTATED)
                                                                       -----------------        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $             91        $               (862)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
          Depreciation and amortization                                                9                         177
          Net gains on sales of assets                                               (32)                          -
          Deferred income taxes                                                       19                           -
          Equity income in unconsolidated subsidiaries                                (3)                         (7)
          Restructuring, impairments and other charges                                 -                          44
          Reorganization items, net                                                    -                         769
  Dividends received from Meldisco                                                     3                          36
  Cash used for store closings and other charges                                       -                         (64)
  Cash used for payments of exit costs and other
    reorganization items                                                               -                         (19)
  Change in:
          Merchandise inventories                                                   (156)                        480
          Accounts receivable                                                         26                         114
          Accounts payable                                                           165                        (117)
          Taxes payable                                                               33                         (16)
          Other assets                                                                32                           9
          Other liabilities                                                          (45)                         32
                                                                        ----------------        --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            142                         576
                                                                        ----------------        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of assets                                                       66                          64
  Capital expenditures                                                               (55)                         (4)
                                                                        ----------------        --------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             11                          60
                                                                        ----------------        --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations                                              (12)                        (16)
  Payments on mortgages                                                               (1)                         (1)
                                                                        ----------------        --------------------
NET CASH USED FOR FINANCING ACTIVITIES                                               (13)                        (17)
                                                                        ----------------        --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              140                         619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,088                         613
                                                                        ----------------        --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $          2,228        $              1,232
                                                                        ================        ====================

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

            These interim Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. Readers of these interim period statements should refer to the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K/A for the year ended January 28, 2004. Certain prior period amounts have been reclassified to conform to the current interim period presentation.

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Plan Investors

            At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9 percent, $60 million principal convertible note (the "Note") to affiliates of ESL. The term of the Note was extended two years to May 2006 by notice given in December 2003, consistent with the terms of the agreement. With respect to the Note, the principal is convertible at any time, at the option of the holder, into shares of Common Stock at a conversion price equal to $10 per share. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement"). See Note 3 - Restatement, for further discussion of the Note and the related embedded beneficial conversion feature.

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

      Fresh-Start Adjustments

            In connection with our emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements, applying the terms of SOP 90-7 with respect to financial reporting. Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Quarterly Report on Form 10-Q/A, references to the 13-weeks ended April 30, 2003 and prior periods refer to the Predecessor Company. References to the Successor Company refer to the Company on and after April 30, 2003 after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting.

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

            Refer to our Annual Report on Form 10-K/A for the year ended January 28, 2004 for a more detailed discussion.

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

3.    RESTATEMENT

            The accompanying unaudited condensed consolidated financial statements for the 13-weeks ended April 28, 2004, and as of April 28, 2004, January 28, 2004 and April 30, 2003 have been restated. The restatement reflects the recognition of an embedded beneficial conversion feature of the Company's convertible Note with the Plan Investors. Accounting for the embedded beneficial conversion feature and the resulting recognition of additional interest expense is in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27").

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            As discussed in Note 2, the Note with the Plan Investors is convertible into shares of Common stock at a conversion price equal to $10 per share. The accounting treatment of the Note is based on the determination of a commitment date as defined by EITF 00-27. A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. For purposes of calculating the intrinsic value of the embedded beneficial conversion feature, the Company initially determined that the commitment date was January, 24, 2003, the date the Investment Agreement with the Plan Investors was signed. It was subsequently determined that the commitment date was May 6, 2003, the date the Note was issued and when the quoted market price of the Company's Common stock was $15.

            Upon applying the criteria of EITF 00-27, the Company first allocated the proceeds received from the Plan Investors, net of expenses, of $187 million to the Note, Common Stock and stock options issued pursuant to the Investment Agreement and based on their relative fair values. The Company used a Black-Scholes model to value the stock options with the following assumptions: no dividend yield, option life of two years, volatility of 45 percent and an interest rate of 2.76 percent. The fair value of the options was $32 million as of May 6, 2003. The fair value of the convertible debt was based on the market price of our Common stock of $15 on the issuance date, and was $90 million as of May 6, 2003.

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

            We recognized an additional $2 million of interest expense due to the amortization of the discount in the 13-weeks ended April 28, 2004.

            Following is the effect of our restatement on our unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 28, 2004 and on our unaudited Condensed Consolidated Balance Sheets as of April 28, 2004, January 28, 2004 and April 30, 2003.

            EFFECT OF THE RESTATEMENTS ON THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               13-WEEKS ENDED APRIL 28, 2004
                                                   -------------------------------------------------------
                                                   As previously reported       Adjustments    As restated
                                                   ----------------------       -----------    -----------
Operating income                                       $            165           $      -       $    165

Interest expense, net                                                26                  2             28
Bankruptcy-related recoveries                                        (7)                 -             (7)
Equity income in unconsolidated subsidiaries                         (3)                 -             (3)
                                                       ----------------           --------       --------
Income from operations before income taxes                          149                 (2)           147

Provision for income taxes                                           56                  -             56
                                                       ----------------           --------       --------
Net income                                             $             93           $     (2)      $     91
                                                       ================           ========       ========

Basic net income per common share                      $           1.04           $  (0.02)      $   1.02
                                                       ================           ========       ========

Diluted net income per common share                    $           0.94           $      -       $   0.94
                                                       ================           ========       ========

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The restatement had no effect on the Predecessor Company's Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003.

     EFFECT OF THE RESTATEMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                   APRIL 28, 2004
                                                     --------------------------------------------------
                                                     As previously reported   Adjustments   As restated
                                                     ----------------------   -----------   -----------
ASSETS

Other assets and deferred charges                     $                  95     $    (10)     $     85
                                                      =====================     ========      ========

Total Assets                                          $               6,313     $    (10)     $  6,303
                                                      =====================     ========      ========

LIABILITIES
Long-term debt and mortgages payable                  $                 102     $    (25)     $     77
                                                      =====================     ========      ========

Total liabiliites                                     $               4,028     $    (25)     $  4,003
                                                      =====================     ========      ========

SHAREHOLDERS' EQUITY
Capital in excess of par value                        $               1,944     $     31      $  1,975
                                                      =====================     ========      ========

Retained earnings                                     $                 341     $    (16)     $    325
                                                      =====================     ========      ========

Total shareholders' equity                            $               2,285     $     15      $  2,300
                                                      =====================     ========      ========

Total Liabilities and Shareholders' Equity            $               6,313     $    (10)     $  6,303
                                                      =====================     ========      ========


                                                                     JANUARY 28, 2004
                                               ----------------------------------------------------
                                               As previously reported    Adjustments    As restated
                                               ----------------------    -----------    ------------
ASSETS
Other assets and deferred charges                     $    120              $  (10)       $   110
                                                      ========              ======        =======

Total Assets                                          $  6,084              $  (10)       $ 6,074
                                                      ========              ======        =======
LIABILITIES
Long-term debt and mortgages payable                  $    103              $  (27)       $    76
                                                      ========              ======        =======
Total liabilities                                     $  3,892              $  (27)       $ 3,865
                                                      ========              ======        =======
SHAREHOLDERS' EQUITY
Capital in excess of par value                        $  1,943              $   31        $ 1,974
                                                      ========              ======        =======
Retained earnings                                     $    248              $  (14)       $   234
                                                      ========              ======        =======
Total shareholders' equity                            $  2,192              $   17        $ 2,209
                                                      ========              ======        =======
Total Liabilities and Shareholders' Equity            $  6,084              $  (10)      $  6,074
                                                      ========              ======       ========

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           APRIL 30, 2003
                                                   ------------------------------------------------------------
                                                   As previously reported         Adjustments       As restated
                                                   ----------------------       ---------------    ------------
LIABILITIES
Long-term debt and mortgages payable                  $              108        $           (49)   $         59
                                                      ==================        ===============    ============
Other long-term liabilities                           $              463        $            18    $        481
                                                      ==================        ===============    ============
Total liabilities                                     $            4,947        $           (31)   $      4,916
                                                      ==================        ===============    ============

SHAREHOLDERS' EQUITY
Capital in excess of par value                        $            1,712        $            31    $      1,743
                                                      ==================        ===============    ============
Total shareholders' equity                            $            1,713        $            31    $      1,744
                                                      ==================        ===============    ============

            The deferred tax liability was offset with the Company's other deferred tax liabilities and assets and presented as a single amount in the Consolidated Balance Sheets.

            The Company had a net deferred tax asset as of April 28, 2004 and as of January 28, 2004 which were classified in Other assets and deferred charges. The Company had a net deferred tax liability as of April 30, 2003 which was classified in Other long-term liabilities.

4.    NEW ACCOUNTING PRONOUNCEMENTS

            In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132 (R)"). SFAS No. 132 (R) revises the annual and interim disclosure requirements about pension and other postretirement benefits. We have complied with the new interim disclosure requirements in this Quarterly Report on Form 10-Q/A.

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

5.    PENSION PLAN

            The following table summarizes the net periodic benefit cost recognized for our qualified employee pension plan.

                                                              Successor              Predecessor
                                                               Company                 Company
                                                           --------------          --------------
                                                           13-Weeks Ended          13-Weeks Ended
          (dollars in millions)                            April 28, 2004          April 30, 2003
---------------------------------------------              --------------          --------------
Components of Net Periodic Expense

  Interest costs                                             $        38               $    38
  Expected return on plan assets                                     (34)                  (33)
  Net loss recognition                                                 -                    18
  Amortization of unrecognized transition asset                        -                    (2)
                                                             -----------               -------
  Net periodic expense                                       $         4               $    21
                                                             ===========               =======

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

            A reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the 13-weeks ended April 28, 2004 is as follows:

                                                  Successor
                                                   Company
                                               --------------
                                               13-Weeks Ended
              (in millions)                    April 28, 2004
--------------------------------------         ---------------
Basic weighted average common shares                 89.5
Dilutive effect of stock options                      4.8
9% convertible note                                   6.0
                                                    -----
Diluted weighted average common shares              100.3
                                                    =====

            A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions for the 13-weeks ended April 28, 2004 is as follows:

                                                                                  Successor
                                                                                   Company
                                                                               --------------
                                                                               13-Weeks Ended
                     (dollars in millions)                                      April 28, 2004
----------------------------------------------------------------               ---------------
                                                                                (as restated)
Net income available to common shareholders                                       $      91
Interest and accretion of debt discount on 9% convertible note, net of tax                3
                                                                                  ---------
Income available to common shareholders with assumed conversions                  $      94
                                                                                  =========

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

8.    INCOME TAXES

            We recorded a tax provision of $56 million during the 13-weeks ended April 28, 2004 based on the estimated effective tax rate for fiscal 2004 of 38.1%.

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.    TREASURY STOCK

            On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the purpose of providing restricted stock grants to certain employees. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) for this purpose at a cost of approximately $4 million. During the 13-weeks ended April 28, 2004, we issued 14,952 shares of restricted stock; see Note 10 - Stock-Based Compensation. There were 39,216 and 43,749 shares in treasury as of April 28, 2004 and January 28, 2004, respectively.

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

            In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" the pro forma effects of recognizing stock-based compensation income on net loss and loss per share had the Predecessor Company applied the fair value method to stock options granted by the Predecessor Company, are as follows:

                                                           Predecessor Company
                                                           -------------------
                                                              13-Weeks Ended
   (dollars in millions, except per share data)               April 30, 2003
-------------------------------------------------          --------------------
Net loss, as reported                                          $       (862)
Deduct: Total stock-based employee compensation
  income determined under the fair value-based
  method for all awards, net of related tax effects                      38
                                                               ------------
Pro forma net loss                                             $       (824)
                                                               ============

Basic/diluted loss per share:
  As reported                                                  $      (1.65)
                                                               ============
  Pro forma                                                    $      (1.58)
                                                               ============

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

11.   REAL ESTATE TRANSACTIONS INCLUDING PROPERTY HELD FOR SALE

            Property held for sale was $50 million, $56 million and $160 million as of April 28, 2004, January 28, 2004 and April 30, 2003, respectively, and is included within Other current assets in our Unaudited Condensed Consolidated Balance Sheets. During the 13-weeks ended April 28, 2004, we sold $2 million of these assets for their book value.

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

14.   DISCONTINUED OPERATIONS

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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                Predecessor Company
                                                                ------------------
                                                                  13-Weeks Ended
             (dollars in millions)                                April 30, 2003
---------------------------------------------                   -------------------
Sales                                                            $             232
Cost of sales, buying and occupancy                                            150
                                                                 -----------------
Gross margin                                                                    82
Selling, general and administrative expenses                                    43
Restructurings, impairments and other charges                                    5
Reorganization items, net                                                       44
                                                                 -----------------
Discontinued operations, net of tax                              $             (10)
                                                                 =================

15.   SPECIAL CHARGES

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

16.   REORGANIZATION ITEMS, NET

            Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following have been recorded:

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                             Predecessor Company
                                                             -------------------
                                                               13-Weeks Ended
            (dollars in millions)                              April 30, 2003
-------------------------------------------------            -------------------
Gain on extinguishment of debt                                 $        (5,642)
Revaluation of assets and liabilities                                    5,642
Fleming settlement                                                         385
Estimated claims for rejected executory contracts                          200
2003 store closings                                                        158
Other                                                                       26
                                                               ---------------
Reorganization items, net                                      $           769
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

      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.   COMMITMENTS AND CONTINGENCIES

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS

            Part I, Item 2 of this report should be read in conjunction with
      Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended January 28, 2004. The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather an update of the previous disclosures.

      CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

            This Form 10-Q/A, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, express or implied by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; the resolution of allowed claims for which we are obligated to pay cash under the Plan of Reorganization; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain normal terms with vendors and service providers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; weather conditions, including those which affect buying patterns of Kmart's customers; other factors affecting business beyond Kmart's control; and Kmart's ability to attract, motivate and/or retain key executives and associates. Kmart undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances after the date such statements were made.

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

      RESULTS OF OPERATIONS

            The results of operations presented below reflect certain restatements to our previously reported results of operations for the 13-weeks ended April 28, 2004. See Note 3 - Restatement for a discussion of the restatement.

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

            Interest expense, net for the 13-weeks ended April 28, 2004 and April 30, 2003 was $28 million and $57 million, respectively. During the 13-weeks ended April 28, 2004, $12 million of interest expense was recorded for the accretion of obligations recorded at net present value. Included in interest expense for the 13-weeks ended April 30, 2003 was $37 million of amortization of debt issuance costs associated with the Predecessor Company's Court-approved $2 billion debtor-in-possession financing facility. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13-weeks ended April 30, 2003 was $67 million. Interest expense is net of interest income of $5 million and $1 million for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively.

            Effective income tax rate was 38.1% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively, see Note 8 - Income Taxes.

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

            Management believes the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on our financial condition. We have disclosed our critical accounting policies and estimates, which include inventory valuation, self insurance reserves, pension accounting and deferred taxes, in our Annual Report on Form 10-K/A for the year ended January 28, 2004.

      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

            For a comprehensive discussion see Note 4 - New Accounting Pronouncements.

      DISCONTINUED OPERATIONS

            During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total store closings, 66 met the criteria for discontinued operations. For a comprehensive discussion see Note 14 - Discontinued Operations.

            For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

      SPECIAL CHARGES

            Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion see Note 15 - Special Charges.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

      REORGANIZATION ITEMS, NET

            Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items. For a comprehensive discussion see Note 16 - Reorganization Items, net.

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

            The determination that the commitment date was at the issuance of the note rather than when the agreement was signed effected the valuation of the beneficial conversion feature as a result of a change in the fair value of the Company's common stock between these two periods. The restatement is further discussed in "Explanatory Note" in the forepart of this Form 10-Q/A, and in Note 3, "Restatement" in the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1. In management's opinion, given the interpretive nature of the restatement, such restatement did not change its conclusion that the Company's controls and procedures are effective.

            No changes in the Company's internal controls over financial reporting have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

      PART  II. OTHER INFORMATION

      ITEM  1. LEGAL PROCEEDINGS

            See Note 17 of the Notes to Unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

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

            Exhibit 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            We filed the following Current Reports on Form 8-K with the SEC:

            1. On March 8, 2004, Kmart Holding Corporation furnished a Current Report on Form 8-K to announce the hiring of a Senior Vice President.

            2. On March 18, 2004, Kmart Holding Corporation filed a Current Report on Form 8-K to report the fourth quarter 2003 operating results.

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

                         Date:                   FEBRUARY 11, 2005

                                             Kmart Holding Corporation
                                  ----------------------------------------------
                                                   (Registrant)

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

                                                /s/ James F. Gooch
                                  ----------------------------------------------
                                                  James F. Gooch
                                            Vice President, Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------            -------------------------------------------------------------
 31.1              Chief Executive Officer Certification pursuant to Rule 13a
                   -14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                   Amended

 31.2              Chief Financial Officer Certification pursuant to Rule 13a
                   -14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                   Amended

 32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002