Form 10-Q/A
period 2004-07-28
KMART HOLDING CORP
filed 2005-02-11
CIK 1229206

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

               For the transition period from ________ to ________

                          Commission File No. 000-50278

                            KMART HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                              32-0073116
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3100 West Big Beaver Road - Troy, Michigan                           48084
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

EXPLANATORY NOTE

               The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Kmart Holding Corporation and its subsidiaries (the "Company," "we" or "our") filed with the Securities and Exchange Commission ("SEC") on Form 10-Q on August 16, 2004.

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

     The accounting treatment of the note is based on the determination of a commitment date as defined by Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. The Company believed that it had met these qualifications as of the initial agreement date and accounted for the note accordingly. The SEC believes that at the time of the agreement these conditions had not been met, and therefore a commitment date did not occur until issuance of the note. After discussions with the SEC, the Company has agreed to restate its financial statements. This amendment reflects a May 6, 2003 commitment date, resulting in a portion of the note being allocated to stockholders' equity, as required by EITF 00-27. The restatement resulted in a non-cash charge to interest expense of $2 million, $5 million and $4 million due to the amortization of the discount in the 13-weeks ended July 28, 2004 and July 30, 2003, and the 26-weeks ended July 28, 2004, respectively.

               See Note 3 to the unaudited Condensed Consolidated Financial Statements for further explanation and a discussion of the impact to the Company's net income and earnings per share.

               The Items of our Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2004 which are amended and restated herein are:

          1.   Part 1, Item 1 - Financial Statements

          2. Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

          3.   Part 1. Item 4 - Controls and Procedures

               Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the August 16, 2004 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

               The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2004 in the form filed with the SEC on August 16, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                                      INDEX

                                                                            PAGE
                                                                           -----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) --
             for the 13-weeks ended July 28, 2004 (As restated) and
             July 30, 2003 (As restated)                                     4

          Condensed Consolidated Statements of Operations (Unaudited) --
          Successor Company - for the 26-weeks ended July 28, 2004 (As restated) and 13-weeks ended July 30, 2003 (As restated)
          Predecessor Company - for the 13-weeks ended April 30, 2003        5

          Condensed Consolidated Balance Sheets (Unaudited)-- as of July
             28, 2004 (As restated), January 28, 2004 (As restated) and
             July 30, 2003 (As restated)                                     6

          Condensed Consolidated Statements of Cash Flows (Unaudited) --
          Successor Company - for the 26-weeks ended July 28, 2004 (As restated) and the 13-weeks ended July 30, 2003 (As
             restated)
          Predecessor Company - for the 13-weeks ended April 30, 2003        7

          Notes to Unaudited Condensed Consolidated Financial Statements    8-23

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     24-31

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        32

Item 4.   Controls and Procedures                                           32

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 33

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of
             Equity Securities                                              33

Item 4.   Submission of Matters to a Vote of Security Holders               33

Item 6.   Exhibits and Reports on Form 8-K                                 33-34

          Signatures                                                        35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    13-WEEKS ENDED   13-WEEKS ENDED
                                                     JULY 28, 2004    JULY 30, 2003
                                                    --------------   --------------
                                                     (AS RESTATED)    (AS RESTATED)

Sales                                                   $4,785           $5,652
Cost of sales, buying and occupancy                      3,543            4,419
                                                        ------           ------

Gross margin                                             1,242            1,233
Selling, general and administrative expenses             1,039            1,225
Net gains on sales of assets                               (72)              (2)
                                                        ------           ------

Operating income                                           275               10
Interest expense, net                                       33               26
Bankruptcy-related recoveries                               (5)              --
Equity income in unconsolidated subsidiaries                --               (2)
                                                        ------           ------

Income (loss) from operations before income taxes          247              (14)
Provision for (benefit from) income taxes                   93               (6)
                                                        ------           ------

Net income (loss)                                       $  154           $   (8)
                                                        ======           ======

Basic net income (loss) per common share                $ 1.72           $(0.09)
                                                        ======           ======

Diluted net income (loss) per common share              $ 1.54           $(0.09)
                                                        ======           ======

Basic weighted average shares (millions)                  89.5             89.7

Diluted weighted average shares (millions)               101.5             89.7

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                        PREDECESSOR
                                                                           SUCCESSOR COMPANY              COMPANY
                                                                    -------------------------------   --------------
                                                                    26-WEEKS ENDED   13-WEEKS ENDED   13-WEEKS ENDED
                                                                     JULY 28, 2004    JULY 30, 2003   APRIL 30, 2003
                                                                    --------------   --------------   --------------
                                                                     (AS RESTATED)    (AS RESTATED)
Sales                                                                   $9,400           $5,652           $6,181
Cost of sales, buying and occupancy                                      7,021            4,419            4,762
                                                                        ------           ------           ------

Gross margin                                                             2,379            1,233            1,419
Selling, general and administrative expenses                             2,043            1,225            1,421
Net gains on sales of assets                                              (104)              (2)              --
Restructuring, impairment and other charges                                 --               --               37
                                                                        ------           ------           ------

Operating income (loss)                                                    440               10              (39)
Interest expense, net                                                       61               26               57
Bankruptcy-related recoveries                                              (12)              --               --
Equity income in unconsolidated subsidiaries                                (3)              (2)              (7)
Reorganization items, net                                                   --               --              769
                                                                        ------           ------           ------

Income (loss) from continuing operations before income taxes               394              (14)            (858)
Provision for (benefit from) income taxes                                  149               (6)              (6)
                                                                        ------           ------           ------

Income (loss) from continuing operations                                   245               (8)            (852)
Discontinued operations (net of income taxes of $0)                         --               --              (10)
                                                                        ------           ------           ------

Net income (loss)                                                       $  245           $   (8)          $ (862)
                                                                        ======           ======           ======
Basic income (loss) per common share from continuing operations         $ 2.74           $(0.09)          $(1.63)
Discontinued operations                                                     --               --            (0.02)
                                                                        ------           ------           ------

Basic net income (loss) per common share                                $ 2.74           $(0.09)          $(1.65)
                                                                        ======           ======           ======

Diluted income (loss) per common share from continuing operations       $ 2.47           $(0.09)          $(1.63)
Discontinued operations                                                     --               --            (0.02)
                                                                        ------           ------           ------
Diluted net income (loss) per common share                              $ 2.47           $(0.09)          $(1.65)
                                                                        ======           ======           ======

Basic weighted average shares (millions)                                  89.5             89.7            522.7

Diluted weighted average shares (millions)                               101.1             89.7            522.7

                  See accompanying Notes to Unaudited Condensed
                       Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          JULY 28, 2004   JANUARY 28, 2004   JULY 30, 2003
                                                                          -------------   ----------------   -------------
                                                                          (AS RESTATED)     (AS RESTATED)    (AS RESTATED)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                 $2,626            $2,088           $1,200
   Merchandise inventories                                                    3,212             3,238            4,063
   Accounts receivable, net                                                     225               301              305
   Other current assets                                                         130               184              254
                                                                             ------            ------           ------
TOTAL CURRENT ASSETS                                                          6,193             5,811            5,822
   Property and equipment, net                                                  240               153               43
   Other assets and deferred charges                                            212               110               90
                                                                             ------            ------           ------

TOTAL ASSETS                                                                 $6,645            $6,074           $5,955
                                                                             ======            ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Long-term debt and mortgages payable due within one year                  $    4            $    4           $   22
   Accounts payable                                                             977               820            1,083
   Accrued payroll and other liabilities                                        772               671              652
   Taxes other than income taxes                                                291               281              333
                                                                             ------            ------           ------
TOTAL CURRENT LIABILITIES                                                     2,044             1,776            2,090
LONG-TERM LIABILITIES
   Long-term debt and mortgages payable                                          80                76               51
   Capital lease obligations                                                    335               374              401
   Pension obligations                                                          880               873              861
   Unfavorable operating leases                                                 316               342              334
   Other long-term liabilities                                                  439               424              482
                                                                             ------            ------           ------
TOTAL LIABILITIES                                                             4,094             3,865            4,219

SHAREHOLDERS' EQUITY
   Preferred stock 20,000,000 shares authorized; no shares outstanding           --                --               --
   Common stock $0.01 par value, 500,000,000 shares authorized;
      89,647,641, 89,633,760 and 89,677,509 shares issued, respectively           1                 1                1
   Treasury stock, at cost                                                       (1)               (1)              --
   Capital in excess of par value                                             2,072             1,974            1,743
   Retained earnings (Accumulated deficit)                                      479               234               (8)
   Accumulated other comprehensive income                                        --                 1               --
                                                                             ------            ------           ------
TOTAL SHAREHOLDERS' EQUITY                                                    2,551             2,209            1,736
                                                                             ------            ------           ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $6,645            $6,074           $5,955
                                                                             ======            ======           ======

                  See accompanying Notes to Unaudited Condensed
                       Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                              PREDECESSOR
                                                                  SUCCESSOR COMPANY             COMPANY
                                                            -----------------------------   --------------
                                                               26-WEEKS        13-WEEKS        13-WEEKS
                                                                ENDED           ENDED            ENDED
                                                            JULY 28, 2004   JULY 30, 2003   APRIL 30, 2003
                                                            -------------   -------------   --------------
                                                            (AS RESTATED)   (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $  245          $   (8)          $ (862)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
         Depreciation and amortization                             28              10              177
         Store closings inventory charges                          17              --               --
         Net gains on sales of assets                            (104)             (2)              --
         Deferred income taxes                                     21              (2)              --
         Equity income in unconsolidated subsidiaries              (3)             (2)              (7)
         Restructuring, impairments and other charges              --              --               44
         Reorganization items, net                                 --              --              769
   Dividends received from Meldisco                                 3              --               36
   Cash used for store closings and other charges                  --              (5)             (64)
   Cash used for payments of exit costs and other
      reorganization items                                         --            (451)             (19)
   Change in:
         Merchandise inventories                                   10             368              480
         Accounts receivable                                       41              75              114
         Accounts payable                                         156             (77)            (117)
         Taxes payable                                            133             (11)             (16)
         Other assets                                              13              26                9
         Other liabilities                                        (24)            (93)              32
                                                               ------          ------           ------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES              536            (172)             576
                                                               ------          ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                                  153              44               64
   Capital expenditures                                          (124)            (27)              (4)
                                                               ------          ------           ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          29              17               60
                                                               ------          ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                          (25)            (14)             (16)
   Payments on mortgages                                           (2)             (4)              (1)
   Proceeds from issuance of debt                                  --              60               --
   Debt issuance costs                                             --             (46)              --
   Fees paid to Plan Investors                                     --             (13)              --
   Issuance of common shares                                       --             140               --
                                                               ------          ------           ------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES              (27)            123              (17)
                                                               ------          ------           ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           538             (32)             619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,088           1,232              613
                                                               ------          ------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $2,626          $1,200           $1,232
                                                               ======          ======           ======

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

     Bankruptcy-Related Recoveries

               For the 13-weeks and 26-weeks ended July 28, 2004, we recognized recoveries of $5 million and $12 million, respectively, from vendors who had received cash payments for pre-petition obligations or preference payments. See Note 19 - Commitments and Contingencies for a more detailed discussion.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

3.   RESTATEMENT

               The accompanying unaudited condensed consolidated financial statements for the 13-weeks ended July 28, 2004 and July 30, 2003 and the 26-weeks ended July 28, 2004 and as of July 28, 2004, January 28, 2004 and July 30, 2003 have been restated. The restatement reflects the recognition of an embedded beneficial conversion feature of the Company's Note with the Plan Investors. Accounting for the embedded beneficial conversion feature and the resulting recognition of additional interest expense is in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27").

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

               We recognized an additional $2 million, $5 million and $4 million of interest expense due to the amortization of the discount in the 13-weeks ended July 28, 2004 and July 30, 2003, and the 26-weeks ended July 28, 2004, respectively.

               Following is the effect of our restatement on our unaudited condensed consolidated financial statements.

            EFFECT OF THE RESTATEMENTS ON THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          13-WEEKS ENDED JULY 28, 2004
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating income                                        $ 275             $   --         $ 275

Interest expense, net                                      31                  2            33
Bankruptcy-related recoveries                              (5)                --            (5)
                                                        -----             ------         -----
Income from operations before income taxes                249                 (2)          247

Provision for income taxes                                 94                 (1)           93
                                                        -----             ------         -----

Net income                                              $ 155             $   (1)        $ 154
                                                        =====             ======         =====

Basic net income per common share                       $1.73             $(0.01)        $1.72
                                                        =====             ======         =====

Diluted net income per common share                     $1.54             $   --         $1.54
                                                        =====             ======         =====

                                                          13-WEEKS ENDED JULY 30, 2003
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating income                                       $   10             $   --        $   10

Interest expense, net                                      21                  5            26
Equity income in unconsolidated subsidiaries               (2)                --            (2)
                                                       ------             ------        ------
Loss from operations before income taxes                   (9)                (5)          (14)

Benefit from income taxes                                  (4)                (2)           (6)
                                                       ------             ------        ------

Net loss                                               $   (5)            $   (3)       $   (8)
                                                       ======             ======        ======

Basic and diluted net loss per common share            $(0.06)            $(0.03)       $(0.09)
                                                       ======             ======        ======

                                                          26-WEEKS ENDED JULY 28, 2004
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating income                                        $ 440             $   --         $ 440

Interest expense, net                                      57                  4            61
Bankruptcy-related recoveries                             (12)                --           (12)
Equity income in unconsolidated subsidiaries               (3)                --            (3)
                                                        -----             ------         -----
Income from operations before income taxes                398                 (4)          394

Provision for income taxes                                150                 (1)          149
                                                        -----             ------         -----

Net income                                              $ 248             $   (3)        $ 245
                                                        =====             ======         =====

Basic net income per common share                       $2.77             $(0.03)        $2.74
                                                        =====             ======         =====

Diluted net income per common share                     $2.47             $   --         $2.47
                                                        =====             ======         =====

          The restatement had no effect on the Predecessor Company's unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003.

                   EFFECT OF THE RESTATEMENTS ON THE CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                JULY 28, 2004
                                             --------------------------------------------------
                                             As previously reported   Adjustments   As restated
                                             ----------------------   -----------   -----------
LIABILITIES
Long-term debt and mortgages payable                 $  103              $(23)         $   80
                                                     ======              ====          ======

Other long-term liabilities                          $  430              $  9          $  439
                                                     ======              ====          ======

Total liabiliites                                    $4,108              $(14)         $4,094
                                                     ======              ====          ======

SHAREHOLDERS' EQUITY
Capital in excess of par value                       $2,041              $ 31          $2,072
                                                     ======              ====          ======

Retained earnings                                    $  496              $(17)         $  479
                                                     ======              ====          ======

Total shareholders' equity                           $2,537              $ 14          $2,551
                                                     ======              ====          ======

                                                              JANUARY 28, 2004
                                             --------------------------------------------------
                                             As previously reported   Adjustments   As restated
                                             ----------------------   -----------   -----------
ASSETS
Other assets and deferred charges                    $  120              $(10)         $  110
                                                     ======              ====          ======

Total Assets                                         $6,084              $(10)         $6,074
                                                     ======              ====          ======
LIABILITIES
Long-term debt and mortgages payable                 $  103              $(27)         $   76
                                                     ======              ====          ======

Total liabilities                                    $3,892              $(27)         $3,865
                                                     ======              ====          ======

SHAREHOLDERS' EQUITY
Capital in excess of par value                       $1,943              $ 31          $1,974
                                                     ======              ====          ======

Retained earnings                                    $  248              $(14)         $  234
                                                     ======              ====          ======

Total shareholders' equity                           $2,192              $ 17          $2,209
                                                     ======              ====          ======

Total Liabilities and Shareholders' Equity           $6,084              $(10)         $6,074
                                                     ======              ====          ======

                                                                              JULY 30, 2003
                                                           --------------------------------------------------
                                                           As previously reported   Adjustments   As restated
                                                           ----------------------   -----------   -----------
LIABILITIES
Long-term debt and mortgages payable due within one year           $   66              $(44)        $   22
                                                                   ======              ====         ======

Accrued payroll and other liabilities                              $  636              $ 16         $  652
                                                                   ======              ====         ======

Total current liabilities                                          $2,118              $(28)        $2,090
                                                                   ======              ====         ======

Total liabilities                                                  $4,247              $(28)        $4,219
                                                                   ======              ====         ======

SHAREHOLDERS' EQUITY
Capital in excess of par value                                     $1,712              $ 31         $1,743
                                                                   ======              ====         ======

Accumulated deficit                                                $   (5)             $ (3)        $   (8)
                                                                   ======              ====         ======

Total shareholders' equity                                         $1,708              $ 28         $1,736
                                                                   ======              ====         ======

               The deferred tax liability was offset with the Company's other deferred tax liabilities and assets for each period and presented as a single amount in the Consolidated Balance Sheets. The Company had a net deferred tax liability as of July 28, 2004 which was classified in Other long-term liabilities. The Company had a net deferred tax asset as of January 28, 2004 which was classified in Other assets and deferred charges. The Company had a net deferred tax liability as of July 30, 2003 which was classified in Accrued payroll and other liabilities.

4.   NEW ACCOUNTING PRONOUNCEMENTS

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

6.   PENSION PLAN

               The following table summarizes the net periodic benefit cost recognized for our qualified employee pension plan.

                                                                                                             Predecessor
                                                                        Successor Company                      Company
                                                        ------------------------------------------------   --------------
                                                        26-Weeks Ended   13-Weeks Ended   13-Weeks Ended   13-Weeks Ended
     (dollars in millions)                               July 28, 2004    July 28, 2004    July 30, 2003   April 30, 2003
     ---------------------                              --------------   --------------   --------------   --------------
     Components of Net Periodic Expense

        Interest costs                                       $ 77             $ 39             $ 38             $ 38
        Expected return on plan assets                        (69)             (35)             (29)             (33)
        Net loss recognition                                   --               --               --               18
        Amortization of unrecognized transition asset          --               --               --               (2)
                                                             ----             ----             ----             ----
        Net periodic expense                                 $  8             $  4             $  9             $ 21
                                                             ====             ====             ====             ====

               During the 13-weeks and 26-weeks ended July 28, 2004 contributions to the plan were approximately $1 million. Contributions to the plan were not required for the 13-weeks ended July 30, 2003 or April 30, 2003. The estimated contribution for fiscal 2004 is $11 million.

7.   EARNINGS PER SHARE

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
                                                   =====            =====

               A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

                                                          13-Weeks Ended   26-Weeks Ended
     (dollars in millions)                                 July 28, 2004    July 28, 2004
     ---------------------                                --------------   --------------
                                                           (as restated)    (as restated)
     Net income available to common shareholders               $154             $245
     Interest and accretion of debt discount on 9%
        convertible note, net of tax                              2                5
                                                               ----             ----
     Income available to common shareholders with
        assumed conversions                                    $156             $250
                                                               ====             ====

               Common stock equivalents were excluded from the calculation of diluted earnings per share for the 13-weeks ended July 30, 2003 and April 30, 2003 as they were anti-dilutive. Upon our emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

8.   DEBT

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

     Interest Expense, Net

                                                                                                             Predecessor
                                                                        Successor Company                     Company
                                                        ------------------------------------------------   --------------
                                                        26-Weeks Ended   13-Weeks Ended   13-Weeks Ended   13-Weeks Ended
     (dollars in millions)                               July 28, 2004    July 28, 2004    July 30, 2003   April 30, 2003
     ---------------------                              --------------   --------------   --------------   --------------
                                                         (as restated)    (as restated)    (as restated)
     Components of Interest Expense, Net

        Interest expense                                     $ 32              $15              $23              $21
        Accretion of obligations at net present value          25               13              ---              ---
        Amortization of debt issuance costs                    16               12                5               37
        Interest income                                       (12)              (7)              (2)              (1)
                                                             ----              ---              ---              ---
        Interest expense, net                                $ 61              $33              $26              $57
                                                             ====              ===              ===              ===

               Cash paid for interest was $28 million, $13 million, $17 million and $19 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 28, 2004, July 30, 2003 and April 30, 2003, respectively.

9.   INCOME TAXES

               We recorded a tax provision of $93 million and $149 million during the 13-weeks and 26-weeks ended July 28, 2004, respectively, based on the estimated effective tax rate for fiscal 2004 of 37.8%. We recorded a $6 million tax benefit from our losses during the 13-weeks ended July 30, 2003 based upon the estimated effective tax rate for the 39-weeks ended January 28, 2004 (successor period). The $6 million tax benefit recorded during the first quarter of fiscal 2003 relates to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses.

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

10.  TREASURY STOCK

               On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the primary purpose of providing restricted stock grants to certain employees. On June 29, 2004, the Company's Board of Directors increased the existing share repurchase authorization to $100 million and broadened the scope of future repurchases to include the repurchase of shares in furtherance of general corporate purposes. During fiscal 2003, we repurchased 128,400 shares of Common Stock (weighted-average price of $28.87 per share) primarily for the purpose of providing restricted stock grants, at a cost of approximately $4 million. We issued 17,109 and 32,061 shares of restricted stock during the 13-weeks and 26-weeks ended July 28, 2004, respectively; see Note 11 - Stock-Based Compensation. There were 29,868 and 43,749 shares in treasury as of July 28, 2004 and January 28, 2004, respectively. There were no shares in treasury as of July 30, 2003.

11.  STOCK-BASED COMPENSATION

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

12.  PROPERTY HELD FOR SALE

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

13.  COMPREHENSIVE INCOME (LOSS)

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

14.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

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

15.  RELATED PARTY TRANSACTIONS

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

                                                     Predecessor Company
                                                      -------------------
                                                        13-Weeks Ended
     (dollars in millions)                              April 30, 2003
     ---------------------                           -------------------
     Sales                                                  $232
     Cost of sales, buying and occupancy                     150
                                                            ----

     Gross margin                                             82
     Selling, general and administrative expenses             43
     Restructurings, impairments and other charges             5
     Reorganization items, net                                44
                                                            ----
     Discontinued operations, net of tax                    $(10)
                                                            ====

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

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

18.  REORGANIZATION ITEMS, NET

               Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following were recorded:

                                                         Predecessor Company
                                                         -------------------
                                                            13-Weeks Ended
     (dollars in millions)                                  April 30, 2003
     ---------------------                               -------------------
     Gain on extinguishment of debt                            $(5,642)
     Revaluation of assets and liabilities                       5,642
     Fleming settlement                                            385
     Estimated claims for rejected executory contracts             200
     2003 store closings                                           158
     Other                                                          26
                                                               -------
     Reorganization items, net                                 $   769
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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

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

20.  SUBSEQUENT EVENTS

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

     Letter of Credit Facility

               On August 13, 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $200 million through January 7, 2005 and increasing to $600 million thereafter. The standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. The LC Agreement is subject to a pledge and security agreement pursuant to which, after January 7, 2005, the Company must post as collateral cash in an amount equal to 100.5% of the face value of letters of credit outstanding under the LC Agreement. Prior to January 7, 2005, the collateral posted by the Company is a leasehold mortgage on certain properties leased by the Company.

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

     RESULTS OF OPERATIONS

               The results of operations presented below reflect certain restatements to our previously reported results of operations for the 13-weeks ended July 28, 2004 and July 30, 2003 and the 26-weeks ended July 28, 2004. See Note 3 - Restatement for a discussion of the restatement.

               Due to the application of Fresh-Start accounting upon our emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

               The following table is presented solely to complement management's discussion and analysis.

                                                                                                         PREDECESSOR
                                                                    SUCCESSOR COMPANY                      COMPANY
                                                    ------------------------------------------------   --------------
                                                    13-WEEKS ENDED   13-WEEKS ENDED   13-WEEKS ENDED   13-WEEKS ENDED
     (dollars in millions)                           JULY 28, 2004    JULY 30, 2003   APRIL 28, 2004   APRIL 30, 2003
     ---------------------                          --------------   --------------   --------------   --------------
                                                     (AS RESTATED)    (AS RESTATED)    (AS RESTATED)
     Sales                                              $4,785           $5,652           $4,615           $6,181
     Cost of sales, buying and occupancy                 3,543            4,419            3,478            4,762
                                                        ------           ------           ------           ------

     Gross margin                                        1,242            1,233            1,137            1,419
     Selling, general and administrative expenses        1,039            1,225            1,004            1,421
     Net gains on sales of assets                          (72)              (2)             (32)              --
     Restructuring, impairment and other charges            --               --               --               37
                                                        ------           ------           ------           ------

     Operating income (loss)                               275               10              165              (39)
     Interest expense, net                                  33               26               28               57
     Bankruptcy related recoveries                          (5)              --               (7)              --
     Equity income in unconsolidated subsidiaries           --               (2)              (3)              (7)
     Reorganization items, net                              --               --               --              769
                                                        ------           ------           ------           ------

     Income (loss) from continuing operations
        before income taxes                                247              (14)             147             (858)
     Provision for (benefit from) income taxes              93               (6)              56               (6)
                                                        ------           ------           ------           ------

     Income (loss) from continuing operations              154               (8)              91             (852)

     Discontinued operations                                --               --               --              (10)
                                                        ------           ------           ------           ------

     Net income (loss)                                  $  154           $   (8)          $   91           $ (862)
                                                        ======           ======           ======           ======

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

               Operating income for the 13-weeks ended July 28, 2004 was $275 million, or 5.7% of sales, as compared to $10 million, or 0.2% of sales, for the same period in the prior year. Operating income increased primarily due to the decrease in SG&A and the increase in the gross margin rate, partially offset by reduced gross margin dollars as a result of lower same-store sales, as discussed above. Also increasing Operating income were net gains of $72 million from sales of real and personal property, including $43 million of net gains from the sale of four owned properties to Home Depot; see Note 5 - Real Estate and Property Transactions for a more detailed discussion.

               Interest expense, net for the 13-weeks ended July 28, 2004 and July 30, 2003 was $33 million and $26 million, respectively. In July 2004, we voluntarily reduced the size of our credit agreement from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $9 million of the associated debt issuance costs, which is included in Interest expense, net for the 13-weeks ended July 28, 2004. During the 13-weeks ended July 28, 2004, $13 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $7 million and $2 million for the 13-weeks ended July 28, 2004 and July 30, 2003, respectively.

               The effective income tax rate was 37.7% and (42.9%) for the 13-weeks ended July 28, 2004 and July 30, 2003, respectively; see Note 9 - Income Taxes for a more detailed discussion.

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

               The effective income tax rate was 38.1% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively; see Note 9
     - Income Taxes for a more detailed discussion.

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

               Operating income for the 26-weeks ended July 28, 2004 was $440 million, or 4.7% of sales. Operating income was favorably affected by the gross margin improvements and reductions in SG&A, as discussed above. Also included in operating income are net gains of $104 million from sales of real and personal property, including $43 million of net gains from the sale of four owned properties to Home Depot; see Note 5 - Real Estate and Property Transactions.

               Interest expense, net for the 26-weeks ended July 28, 2004 was $61 million. In July 2004, we voluntarily reduced the size of our credit agreement from $1.5 billion to $1.0 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $9 million of the associated debt issuance costs, which is included in Interest expense, net for the 26-weeks ended July 28, 2004. During the 26-weeks ended July 28, 2004, $25 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $12 million.

               The effective income tax rate was 37.8% for the 26-weeks ended July 28, 2004; see Note 9 - Income Taxes for a more detailed discussion.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

               Investing activities generated $29 million, $17 million and $60 million for the 26-weeks ended July 28, 2004 and the 13-weeks ended July 30, 2003 and April 30, 2003, respectively. During the current period, we received proceeds of $153 million from sales of real and personal property, including $59 million from the sale of four owned properties to Home Depot. We have not received any other proceeds as of July 28, 2004 for the sale and assignment of other properties to Home Depot or Sears as remaining transactions had not yet been consummated. See Note 5 - Real Estate and Property Transactions and Note 12 - Property Held for Sale for a more detailed discussion of these transactions. During the 26-weeks ended July 28, 2004, we purchased 22 previously-leased operating properties for $84 million. Proceeds of $64 million were received during the 13-weeks ended April 30, 2003, from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations.

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

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

               For a comprehensive discussion see Note 4 - New Accounting Pronouncements.

     DISCONTINUED OPERATIONS

               During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total stores closed, 66 met the criteria for discontinued operations. For a comprehensive discussion see Note 16 - Discontinued Operations.

               For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     SPECIAL CHARGES

               Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion see
     Note 17 - Special Charges.

     REORGANIZATION ITEMS, NET

               Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items. For a comprehensive discussion see Note 18 - Reorganization Items, net.

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

                                                                          Total           Approximate
                                                                     Number of Shares     Dollar Value
                                                          Average   Purchased as Part    of Shares that
                                            Total          Price       of Publicly         May Yet Be
                                      Number of Shares   Paid per       Announced       Purchased Under
                 Period                 Purchased (1)      Share         Program          the Program
     ------------------------------   ----------------   --------   -----------------   ---------------
     April 29, 2004 to May 26, 2004            --             --            --            $ 6,000,000

     May 27, 2004 to June 23, 2004          7,761         $65.00            --            $ 6,000,000

     June 24, 2004 to July 28, 2004            --             --            --            $96,000,000

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit 10.1 Employment Agreement dated as of June 1, 2004, between
                       Kmart Management Corporation and David Whipple (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

          Exhibit 10.2 Asset Purchase Agreement dated as of June 29, 2004 between Kmart Corporation and Sears, Roebuck and Co. (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

          Exhibit 10.3 Letter of Credit Agreement dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

          Exhibit 31.1 Chief Executive Officer Certification pursuant to Rule
                       13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

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

                              Date: FEBRUARY 11, 2005

                                             Kmart Holding Corporation
                                                   (Registrant)


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


                                                /s/ James F. Gooch
                                  ----------------------------------------------
                                                  James F. Gooch
                                            Vice President, Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
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