Form 10-Q/A
period 2004-10-27
KMART HOLDING CORP
filed 2005-02-11
CIK 1229206

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

             For the transition period from __________ to __________

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

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Kmart Holding Corporation and its subsidiaries (the "Company," "we" or "our") filed with the Securities and Exchange Commission ("SEC") on Form 10-Q on November 17, 2004.

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

The accounting treatment of the note is based on the determination of a commitment date as defined by Emerging Issues Task Force No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). A commitment date occurs when, amongst other things, an agreement is binding on both parties and the agreement specifies all significant terms, including the quantity to be exchanged. The Company believed that it had met these qualifications as of the initial agreement date and accounted for the note accordingly. The SEC believes that at the time of the agreement these conditions had not been met, and therefore a commitment date did not occur until issuance of the note. After discussions with the SEC, the Company has agreed to restate its financial statements. This amendment reflects a May 6, 2003 commitment date, resulting in a portion of the note being allocated to stockholders' equity, as required by EITF 00-27. The restatement resulted in a non-cash charge to interest expense of $2 million, $8 million, $6 million and $13 million due to the amortization of the discount for the 13-weeks ended October 27, 2004 and October 29, 2003, the 39-weeks ended October 27, 2004 and the 26-weeks ended October 29, 2003, respectively.

     See Note 3 to the unaudited Condensed Consolidated Financial Statements for further explanation and a discussion of the impact to the Company's net income and earnings per share.

     The Items of our Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2004 which are amended and restated herein are:

     1.   Part 1, Item 1 - Financial Statements

     2. Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     3.   Part 1, Item 4 - Controls and Procedures

     Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the November 17, 2004 filing of our Quarterly Report on Form 10-Q in any way, except as those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

     The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2004 in the form filed with the SEC on November 17, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

                                      INDEX

PART I    FINANCIAL INFORMATION                                                            PAGE
------    ---------------------                                                           -----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) --  for the
             13-weeks ended October 27, 2004 (as restated) and October 29, 2003
             (as restated)                                                                    4

          Condensed Consolidated Statements of Operations (Unaudited) --
          Successor Company - for the 39-weeks ended October 27, 2004 (as restated)
             and the 26-weeks ended October 29, 2003 (as restated)
             Predecessor Company - for the 13-weeks ended April 30, 2003                      5

          Condensed Consolidated Balance Sheets (Unaudited)--  as of October 27, 2004,
             (as restated) January 28, 2004 (as restated) and October 29, 2003
             (as restated)                                                                    6

          Condensed Consolidated Statements of Cash Flows (Unaudited) --
          Successor Company - for the 39-weeks ended October 27, 2004 (as restated)
             and the 26-weeks ended October 29, 2003 (as restated)
          Predecessor Company - for the 13-weeks ended April 30, 2003 (as restated)           7

          Notes to Unaudited Condensed Consolidated Financial Statements                   8-24

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                   25-34

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                         35

Item 4.   Controls and Procedures                                                            35

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings                                                                  36

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases
             of Equity Securities                                                            36

Item 6.   Exhibits                                                                        36-37

          Signatures                                                                         38

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               13-WEEKS ENDED
                                                    -----------------------------------
                                                    OCTOBER 27, 2004   OCTOBER 29, 2003
                                                    ----------------   ----------------
                                                      (AS RESTATED)      (AS RESTATED)
Sales                                                    $4,392             $5,092
Cost of sales, buying and occupancy                       3,247              3,925
                                                         ------             ------

Gross margin                                              1,145              1,167
Selling, general and administrative expenses              1,043              1,179
Net gains on sales of assets                               (807)                (1)
                                                         ------             ------

Operating income (loss)                                     909                (11)
Interest expense, net                                        24                 32
Bankruptcy-related recoveries                                (1)                --
Equity income in unconsolidated subsidiaries                 --                 (1)
                                                         ------             ------

Income (loss) from operations before income taxes           886                (42)
Provision for (benefit from) income taxes                   334                (14)
                                                         ------             ------

Net income (loss)                                        $  552             $  (28)
                                                         ======             ======

Basic net income (loss) per common share                 $ 6.19             $(0.31)
                                                         ======             ======

Diluted net income (loss) per common share               $ 5.45             $(0.31)
                                                         ======             ======

Basic weighted average shares (millions)                   89.2               89.6

Diluted weighted average shares (millions)                101.6               89.6

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                            PREDECESSOR
                                                                             SUCCESSOR COMPANY                COMPANY
                                                                    -----------------------------------   --------------
                                                                     39-WEEKS ENDED     26-WEEKS ENDED    13-WEEKS ENDED
                                                                    OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 30, 2003
                                                                    ----------------   ----------------   --------------
                                                                      (AS RESTATED)      (AS RESTATED)
Sales                                                                   $13,792            $10,744            $6,181
Cost of sales, buying and occupancy                                      10,268              8,344             4,762
                                                                        -------            -------            ------

Gross margin                                                              3,524              2,400             1,419
Selling, general and administrative expenses                              3,086              2,404             1,421
Net gains on sales of assets                                               (911)                (3)               --
Restructuring, impairment and other charges                                  --                 --                37
                                                                        -------            -------            ------

Operating income (loss)                                                   1,349                 (1)              (39)
Interest expense, net                                                        85                 58                57
Bankruptcy-related recoveries                                               (13)                --                --
Equity income in unconsolidated subsidiaries                                 (3)                (3)               (7)
Reorganization items, net                                                    --                 --               769
                                                                        -------            -------            ------

Income (loss) from continuing operations before income taxes              1,280                (56)             (858)
Provision for (benefit from) income taxes                                   483                (20)               (6)
                                                                        -------            -------            ------

Income (loss) from continuing operations                                    797                (36)             (852)
Discontinued operations (net of income taxes of $0)                          --                 --               (10)
                                                                        -------            -------            ------

Net income (loss)                                                       $   797            $   (36)           $ (862)
                                                                        =======            =======            ======

Basic income (loss) per common share from continuing operations         $  8.91            $ (0.40)           $(1.63)
Discontinued operations                                                      --                 --             (0.02)
                                                                        -------            -------            ------
Basic net income (loss) per common share                                $  8.91            $ (0.40)           $(1.65)
                                                                        =======            =======            ======

Diluted income (loss) per common share from continuing operations       $  7.93            $ (0.40)           $(1.63)
Discontinued operations                                                      --                 --             (0.02)
                                                                        -------            -------            ------
Diluted net income (loss) per common share                              $  7.93            $ (0.40)           $(1.65)
                                                                        =======            =======            ======

Basic weighted average shares (millions)                                   89.4               89.6             522.7

Diluted weighted average shares (millions)                                101.4               89.6             522.7

           See accompanying Notes to Unaudited Condensed Consolidated
                             Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          OCTOBER 27, 2004   JANUARY 28, 2004   OCTOBER 29, 2003
                                                                          ----------------   ----------------   ----------------
                                                                            (AS RESTATED)      (AS RESTATED)      (AS RESTATED)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $2,564             $2,088             $  941
   Merchandise inventories                                                      3,902              3,238              4,404
   Accounts receivable, net                                                       649                301                348
   Other current assets                                                           195                184                204
                                                                               ------             ------             ------
TOTAL CURRENT ASSETS                                                            7,310              5,811              5,897
   Property and equipment, net                                                    288                153                115
   Other assets and deferred charges                                               67                110                105
                                                                               ------             ------             ------

TOTAL ASSETS                                                                   $7,665             $6,074             $6,117
                                                                               ======             ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Long-term debt and mortgages payable due within one year                    $    4             $    4             $   25
   Accounts payable                                                             1,264                820              1,203
   Accrued expenses and other liabilities                                         777                671                746
   Taxes other than income taxes                                                  276                281                295
                                                                               ------             ------             ------
TOTAL CURRENT LIABILITIES                                                       2,321              1,776              2,269
LONG-TERM LIABILITIES
   Long-term debt and mortgages payable                                            80                 76                 24
   Capital lease obligations                                                      288                374                419
   Pension obligations                                                            874                873                867
   Unfavorable operating leases                                                   302                342                322
   Other long-term liabilities                                                    728                424                486
                                                                               ------             ------             ------
TOTAL LIABILITIES                                                               4,593              3,865              4,387

SHAREHOLDERS' EQUITY
   Preferred stock 20,000,000 shares authorized; no shares outstanding             --                 --                 --
   Common stock $0.01 par value, 500,000,000 shares authorized;
      89,178,003, 89,633,760 and 89,655,445 shares issued, respectively             1                  1                  1
   Treasury stock, at cost                                                        (36)                (1)                (1)
   Capital in excess of par value                                               2,076              1,974              1,766
   Retained earnings (Accumulated deficit)                                      1,031                234                (36)
   Accumulated other comprehensive income                                          --                  1                 --
                                                                               ------             ------             ------
TOTAL SHAREHOLDERS' EQUITY                                                      3,072              2,209              1,730
                                                                               ------             ------             ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $7,665             $6,074             $6,117
                                                                               ======             ======             ======

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                    PREDECESSOR
                                                                     SUCCESSOR COMPANY                COMPANY
                                                            -----------------------------------   --------------
                                                                39-WEEKS           26-WEEKS          13-WEEKS
                                                                  ENDED              ENDED             ENDED
                                                            OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 30, 2003
                                                            ----------------   ----------------   --------------
                                                              (AS RESTATED)      (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $  797             $  (36)           $ (862)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                  42                 23               177
      Store closings inventory charges                               22                 --                --
      Net gains on sales of assets                                 (911)                (3)               --
      Deferred income taxes                                         460                 (5)               --
      Equity income in unconsolidated subsidiaries                   (3)                (3)               (7)
      Restructuring, impairments and other charges                   --                 --                44
      Reorganization items, net                                      --                 --               769
   Dividends received from Meldisco                                   3                 --                36
   Cash used for store closings and other charges                    --                (11)              (64)
   Cash used for payments of exit costs and other
      reorganization items                                           --               (470)              (19)
   Change in:
      Merchandise inventories                                      (686)                27               480
      Accounts receivable                                            21                 32               114
      Accounts payable                                              444                 43              (117)
      Taxes payable                                                  11                 (4)              (16)
      Other assets                                                   --                (39)                9
      Other liabilities                                             (29)                50                32
                                                                 ------             ------            ------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                171               (396)              576
                                                                 ------             ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                                    524                 93                64
   Capital expenditures                                            (179)               (61)               (4)
                                                                 ------             ------            ------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           345                 32                60
                                                                 ------             ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                            (37)               (29)              (16)
   Payments on debt                                                  (3)               (36)               (1)
   Proceeds from issuance of debt                                    --                 60                --
   Debt issuance costs                                               --                (46)               --
   Fees paid to Plan Investors                                       --                (13)               --
   Issuance of common shares                                         --                140                --
   Purchase of treasury stock                                        --                 (3)               --
                                                                 ------             ------            ------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                (40)                73               (17)
                                                                 ------             ------            ------

NET CHANGE IN CASH AND CASH EQUIVALENTS                             476               (291)              619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,088              1,232               613
                                                                 ------             ------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $2,564             $  941            $1,232
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

     Bankruptcy-Related Recoveries

          For the 13-weeks and 39-weeks ended October 27, 2004, we recognized recoveries of $1 million and $13 million, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. See Note 20 - Commitments and Contingencies for a more detailed discussion of the critical vendor claims lawsuit.

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

3.   RESTATEMENT

          The accompanying unaudited condensed consolidated financial statements for the 13-weeks ended October 27, 2004 and October 29, 2003, the 39-weeks ended October 27, 2004, and the 26-weeks ended October 29, 2003, and as of October 27, 2004, January 28, 2004 and October 29, 2003 have been restated. The restatement reflects the recognition of an embedded beneficial conversion feature of the Company's Note with the Plan Investors. Accounting for the embedded beneficial conversion feature and the resulting recognition of additional interest expense is in accordance with Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27").

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

          We recognized an additional $2 million, $8 million, $6 million and $13 million of interest expense due to the amortization of the discount for the 13-weeks ended October 27, 2004 and October 29, 2003, the 39-weeks ended October 27, 2004 and the 26-weeks ended October 29, 2003, respectively.

          Following is the effect of our restatement on our unaudited condensed consolidated financial statements.

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

       EFFECT OF THE RESTATEMENTS ON THE CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        13-WEEKS ENDED OCTOBER 27, 2004
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating income                                        $ 909             $   --          $ 909

Interest expense, net                                      22                  2             24
Bankruptcy-related recoveries                              (1)                --             (1)
                                                        -----             ------          -----
Income from operations before income taxes                888                 (2)           886

Provision for income taxes                                335                 (1)           334
                                                        -----             ------          -----
Net income                                              $ 553             $   (1)         $ 552
                                                        =====             ======          =====

Basic net income per common share                       $6.20             $(0.01)         $6.19
                                                        =====             ======          =====
Diluted net income per common share                     $5.45             $   --          $5.45
                                                        =====             ======          =====

                                                        13-WEEKS ENDED OCTOBER 29, 2003
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating loss                                         $  (11)             $   --         $  (11)

Interest expense, net                                      24                   8             32
Equity income in unconsolidated subsidiaries               (1)                 --             (1)
                                                       ------              ------         ------
Loss from operations before income taxes                  (34)                 (8)           (42)

Benefit from income taxes                                 (11)                 (3)           (14)
                                                       ------              ------         ------

Net loss                                               $  (23)             $  (5)         $  (28)
                                                       ======              ======         ======

Basic and diluted net loss per common share            $(0.26)             $(0.05)        $(0.31)
                                                       ======              ======         ======



                                                        39-WEEKS ENDED OCTOBER 27, 2004
                                               --------------------------------------------------
                                               As previously reported   Adjustments   As restated
                                               ----------------------   -----------   -----------
Operating income                                        $1,349              $   --      $1,349

Interest expense, net                                       79                   6          85
Bankruptcy-related recoveries                              (13)                 --         (13)
Equity income in unconsolidated subsidiaries                (3)                 --          (3)
                                                        ------              ------      ------
Income from operations before income taxes               1,286                  (6)      1,280

Provision for income taxes                                 485                  (2)        483
                                                        ------              ------      ------

Net income                                              $  801              $   (4)     $  797
                                                        ======              ======      ======

Basic net income per common share                       $ 8.96              $(0.05)     $ 8.91
                                                        ======              ======      ======

Diluted net income per common share                     $ 7.93              $   --      $ 7.93
                                                        ======              ======      ======


                                                 26-WEEKS ENDED OCTOBER 29, 2003
                                               -----------------------------------
                                                   As
                                               previously                    As
                                                reported    Adjustments   restated
                                               ----------   -----------   --------
Operating loss                                   $   (1)      $  --        $   (1)

Interest expense, net                                45           13           58
Equity income in unconsolidated subsidiaries         (3)          --           (3)
                                                 ------       ------       ------
Income from operations before income taxes          (43)         (13)         (56)

Benefit from income taxes                           (15)          (5)         (20)
                                                 ------       ------       ------
Net loss                                         $  (28)      $   (8)      $  (36)
                                                 ======       ======       ======

Basic and diluted net loss per common share      $(0.32)      $(0.08)      $(0.40)
                                                 ======       ======       ======

          The restatement had no effect on the Predecessor Company's unaudited Condensed Consolidated Statement of Operations for the 13-weeks ended April 30, 2003.

     EFFECT OF THE RESTATEMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                 OCTOBER 27, 2004
                                       -----------------------------------
                                           As
                                       previously                    As
                                        reported    Adjustments   restated
                                       ----------   -----------   --------
LIABILITIES
Other long-term liabilities              $  720        $  8       $  728
                                         ======        ====       ======

Long-term debt and mortgages payable     $  101        $(21)      $   80
                                         ======        ====       ======

Total liabiliites                        $4,606        $(13)      $4,593
                                         ======        ====       ======

SHAREHOLDERS' EQUITY
Capital in excess of par value           $2,045        $ 31       $2,076
                                         ======        ====       ======

Retained earnings                        $1,049        $(18)      $1,031
                                         ======        ====       ======

Total shareholders' equity               $3,059        $ 13       $3,072
                                         ======        ====       ======

                                                          JANUARY 28, 2004
                                             -----------------------------------------
                                             As previously   Adjustments   As restated
                                                reported
                                             -------------   -----------   -----------
ASSETS
Other assets and deferred charges                $  120         $(10)        $  110
                                                 ======         ====         ======

Total Assets                                     $6,084         $(10)        $6,074
                                                 ======         ====         ======

LIABILITIES
Long-term debt and mortgages payable             $  103         $(27)        $   76
                                                 ======         ====         ======

Total liabilities                                $3,892         $(27)        $3,865
                                                 ======         ====         ======

SHAREHOLDERS' EQUITY
Capital in excess of par value                   $1,943         $ 31         $1,974
                                                 ======         ====         ======

Retained earnings                                $  248         $(14)        $  234
                                                 ======         ====         ======

Total shareholders' equity                       $2,192         $ 17         $2,209
                                                 ======         ====         ======

Total Liabilities and Shareholders' Equity       $6,084         $(10)        $6,074
                                                 ======         ====         ======

                                                        OCTOBER 29, 2003
                                           -----------------------------------------
                                           As previously   Adjustments   As restated
                                             reported
                                           -------------   -----------   -----------
LIABILITIES
Long-term debt and mortgages payable due
   within one year                             $   61         $(36)         $   25
                                               ======         ====          ======

Accrued expenses and other liabilities         $  733         $ 13          $  746
                                               ======         ====          ======

Total current liabilities                      $2,292         $(23)         $2,269
                                               ======         ====          ======

Total liabilities                              $4,410         $(23)         $4,387
                                               ======         ====          ======

SHAREHOLDERS' EQUITY
Capital in excess of par value                 $1,735         $ 31          $1,766
                                               ======         ====          ======

Accumulated deficit                            $  (28)        $ (8)         $  (36)
                                               ======         ====          ======

Total shareholders' equity                     $1,707         $ 23          $1,730
                                               ======         ====          ======

               The deferred tax liability was offset with the Company's other deferred tax liabilities and assets for each period and presented as a single amount in the Consolidated Balance Sheets. The Company had a net deferred tax liability as of October 27, 2004 which was classified in Other long-term liabilities. The Company had a net deferred tax asset as of January 28, 2004 which was classified in Other assets and deferred charges. The Company had a net deferred tax liability as of October 29, 2003 which was classified in Accrued expenses and other liabilities.

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

5.   PENSION PLAN

          The following table summarizes the net periodic expense recognized for our qualified employee pension plan.

                                                                                                                       Predecessor
                                                                      Successor Company                                  Company
                                          -------------------------------------------------------------------------  --------------
                                           13-Weeks Ended     13-Weeks Ended     39-Weeks Ended     26-Weeks Ended   13-Weeks Ended
     (dollars in millions)                October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003  April 30, 2003
     ---------------------                ----------------   ----------------   ----------------   ----------------  --------------
     Components of Net Periodic Expense

     Interest costs                             $ 38               $ 38               $ 115              $ 76             $ 38
     Expected return on plan assets              (35)               (32)               (104)              (61)             (33)
     Net loss recognition                         --                 --                  --                --               18
     Amortization of unrecognized
        transition asset                          --                 --                  --                --               (2)
                                                ----               ----               -----              -----            ----
     Net periodic expense                       $  3               $  6               $  11              $ 15             $ 21
                                                ====               ====               =====              ====             ====


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
                                                    =====              =====

          A reconciliation of net income available to common shareholders to net income available to common shareholders with assumed conversions is as follows:

                                                13-Weeks Ended     39-Weeks Ended
     (dollars in millions)                     October 27, 2004   October 27, 2004
     ---------------------                     ----------------   ----------------
                                                 (as restated)     (as restated)
     Net income available to common
        shareholders                                 $552               $797
     Interest and accretion of debt
        discount on 9%  convertible
        note, net of tax                                2                  7
                                                     ----               ----
     Income available to common shareholders
        with assumed conversions                     $554               $804
                                                     ====               ====

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

     Interest Expense, Net

                                                                                                                       Predecessor
                                                                        Successor Company                                Company
                                             ----------------------------------------------------------------------  ---------------
                                              13-Weeks Ended    13-Weeks Ended    39-Weeks Ended    26-Weeks Ended   13-Weeks Ended
     (dollars in millions)                   October 27, 2004  October 29, 2003  October 27, 2004  October 29, 2003  April 30, 2003
     ---------------------                   ----------------  ----------------  ----------------  ----------------  --------------
                                               (as restated)   (as restated)       (as restated)     (as restated)
     Components of Interest Expense, Net

        Interest expense                           $14               $25               $ 46              $48               $21
        Accretion of obligations at net
           present value                            13                 5                 38                5                --
        Amortization of debt issuance costs          6                 4                 22                9                37
        Interest income                             (9)               (2)               (21)              (4)               (1)
                                                   ---               ---               ----              ---               ---
        Interest expense, net                      $24               $32               $ 85              $58               $57
                                                   ===               ===               ====              ===               ===

          Cash paid for interest was $42 million, $37 million, and $19 million for the 39-weeks ended October 27, 2004, the 26-weeks ended October 29, 2003 and the 13-weeks ended April 30, 2003, respectively.

8.   INCOME TAXES

          We recorded a tax provision of $334 million and $483 million during the 13-weeks and 39-weeks ended October 27, 2004, respectively, based on the estimated effective tax rate for fiscal 2004 of 37.7%. We recorded a $14 million and $20 million tax benefit from our losses during the 13-weeks and 26-weeks ended October 29, 2003, respectively, based upon the estimated effective tax rate for the 39-weeks ended January 28, 2004 (successor period). The $6 million tax benefit recorded during the first quarter of fiscal 2003 relates to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses.

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

9.   TREASURY STOCK

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

11.  PROPERTY HELD FOR SALE

          Property held for sale was $30 million, $56 million and $70 million as of October 27, 2004, January 28, 2004 and October 29, 2003, respectively, and is included within Other current assets in our Unaudited Condensed Consolidated Balance Sheets. During the 13-weeks and 39-weeks ended October 27, 2004, we sold $5 million and $22 million of these assets for a gain of $1 million and $1 million, respectively. During the second and third quarters of fiscal 2003, we sold $90 million of assets classified as property held for sale for a net gain of $2 million. See Note 4 - Real Estate and Property Transactions for further discussion of these transactions.

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

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

                                                                                                           Predecessor
                                                         Successor Company                                   Company
                             -------------------------------------------------------------------------   --------------
                              13-Weeks Ended     13-Weeks Ended     39-Weeks Ended     26-Weeks Ended    13-Weeks Ended
     (dollars in millions)   October 27, 2004   October 29, 2003   October 27, 2004   October 29, 2003   April 30, 2003
     ---------------------   ----------------   ----------------   ----------------   ----------------   --------------
     Net sales                     $177               $201               $561               $423              $246
     Equity income                 $ --               $  1               $  3               $  3              $  7

14.  BARTER TRANSACTIONS

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

          We recognize barter revenue in accordance with Emerging Issues Task Force No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions." In accordance with EITF 99-17, the fair value of these barter arrangements was not determinable and therefore the revenue and expenses were not recognized in our Unaudited Condensed Consolidated Statements of Operations.

15.  RELATED PARTY TRANSACTIONS

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

16.  CORPORATE COST REDUCTION AND ASSOCIATE TERMINATION BENEFITS

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

17.  DISCONTINUED OPERATIONS

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

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

                                                     Predecessor Company
                                                     -------------------
                                                        13-Weeks Ended
     (dollars in millions)                              April 30, 2003
     ---------------------                              --------------
     Sales                                                   $232
     Cost of sales, buying and occupancy                      150
                                                             ----
     Gross margin                                              82
     Selling, general and administrative expenses              43
     Restructurings, impairments and other charges              5
     Reorganization items, net                                 44
                                                             ----
     Discontinued operations, net of tax                     $(10)
                                                             ====

          The Company applied the provisions of SFAS No. 144 to the stores sold to Home Depot and Sears and determined that none of the stores met the criteria to be accounted for as discontinued operations.

18.  SPECIAL CHARGES

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

19.  REORGANIZATION ITEMS, NET

          Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations. For the 13-weeks ended April 30, 2003, the following were recorded:

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
     (CONTINUED)

                                                         Predecessor Company
                                                         -------------------
                                                            13-Weeks Ended
     (dollars in millions)                                  April 30, 2003
     ---------------------                                  --------------
     Gain on extinguishment of debt                            $(5,642)
     Revaluation of assets and liabilities                       5,642
     Fleming settlement                                            385
     Estimated claims for rejected executory contracts             200
     2003 store closings                                           158
     Other                                                          26
                                                               -------
     Reorganization items, net                                 $   769
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

20.  COMMITMENTS AND CONTINGENCIES

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     RESULTS OF OPERATIONS

          The results of operations presented below reflect certain restatements to our previously reported results of operations for the 13-weeks ended October 27, 2004 and October 29, 2003, the 39-weeks ended October 27, 2004, and the 26-weeks ended October 29, 2003. See Note 3 - Restatement for a discussion of the restatement.

          The following table is presented solely to complement management's discussion and analysis.

                                                                  SUCCESSOR COMPANY
                                                         -----------------------------------
                                                          13-WEEKS ENDED     13-WEEKS ENDED
     (dollars in millions)                               OCTOBER 27, 2004   OCTOBER 29, 2003
     ---------------------                               ----------------   ----------------
                                                           (AS RESTATED)      (AS RESTATED)
     Sales                                                    $4,392             $5,092
     Cost of sales, buying and occupancy                       3,247              3,925
                                                              ------             ------

     Gross margin                                              1,145              1,167
     Selling, general and administrative expenses              1,043              1,179
     Net gains on sales of assets                               (807)                (1)
                                                              ------             ------

     Operating income (loss)                                     909                (11)
     Interest expense, net                                        24                 32
     Bankruptcy related recoveries                                (1)                --
     Equity income in unconsolidated subsidiaries                 --                 (1)
                                                              ------             ------

     Income (loss) from operations before income taxes           886                (42)
     Provision for (benefit from) income taxes                   334                (14)
                                                              ------             ------

     Net income (loss)                                        $  552             $  (28)
                                                              ======             ======

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          Operating income for the 13-weeks ended October 27, 2004 was $909 million, or 20.7% of sales, as compared to a loss of $11 million, or (0.2%) of sales, for the same period in the prior year. Adjusted operating income for the 13-weeks ended October 27, 2004 was $102 million, or 2.3% of sales, as compared to a loss of $(12) million, or (0.2%) of sales, for the same period in the prior year. Adjusted operating income for the 13-weeks ended October 27, 2004 and October 29, 2003 exclude $807 million and $1 million of gains on sales of assets, respectively, primarily related the previously announced transactions with Home Depot and Sears; see Note 4 - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure. Operating income increased in the current quarter due to the decrease in SG&A as compared to the prior quarter in fiscal 2003, as discussed above.

          Interest expense, net for the 13-weeks ended October 27, 2004 and October 29, 2003 was $24 million and $32 million, respectively. During the 13-weeks ended October 27, 2004, $13 million of interest expense was recorded for the accretion of obligations recorded at net present value. To reduce the overall cost of our Credit Facility, we restated and amended it in October 2004, reducing the facility from $1.0 billion to $800 million. We recognized $6 million of debt issuance costs in Interest expense, net for the 13-weeks ended October 27, 2004, $3 million of which we accelerated in conjunction with the reduction to our Credit Facility. Interest expense is net of interest income of $9 million and $2 million for the 13-weeks ended October 27, 2004 and October 29, 2003, respectively.

          The effective income tax rate was 37.7% and (33.3%) for the 13-weeks ended October 27, 2004 and October 29, 2003, respectively; see Note 8 - Income Taxes for a more detailed discussion.

          The following table is presented solely to complement management's discussion and analysis.

                                                                      SUCCESSOR COMPANY                      PREDECESSOR
                                                    ----------------------------------------------------       COMPANY
                                                     26-WEEKS ENDED     26-WEEKS ENDED     3-WEEKS ENDED   13-WEEKS ENDED
     (dollars in millions)                          OCTOBER 27, 2004   OCTOBER 29, 2003   APRIL 28, 2004   APRIL 30, 2003
     ---------------------                          ----------------   ----------------   --------------   --------------
                                                      (AS RESTATED)      (AS RESTATED)     (AS RESTATED)
     Sales                                               $9,177             $10,744           $4,615           $6,181
     Cost of sales, buying and occupancy                  6,790               8,344            3,478            4,762
                                                         ------             -------           ------           ------

     Gross margin                                         2,387               2,400            1,137            1,419
     Selling, general and administrative expenses         2,082               2,404            1,004            1,421
     Net gains on sales of assets                          (879)                 (3)             (32)              --
     Restructuring, impairment and other charges             --                  --               --               37
                                                         ------             -------           ------           ------

     Operating income (loss)                              1,184                  (1)             165              (39)
     Interest expense, net                                   57                  58               28               57
     Bankruptcy related recoveries                           (6)                 --               (7)              --
     Equity income in unconsolidated subsidiaries            --                  (3)              (3)              (7)
     Reorganization items, net                               --                  --               --              769
                                                         ------             -------           ------           ------

     Income (loss) from continuing operations
        before income taxes                               1,133                 (56)             147             (858)
     Provision for (benefit from) income taxes              427                 (20)              56               (6)
                                                         ------             -------           ------           ------

     Income (loss) from continuing operations               706                 (36)              91             (852)

     Discontinued operations                                 --                  --               --              (10)
                                                         ------             -------           ------           ------

     Net income (loss)                                   $  706             $   (36)          $   91           $ (862)
                                                         ======             =======           ======           ======

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

          Operating income for the 26-weeks ended October 27, 2004 was $1.18 billion as compared to a loss of $1 million for the same period of the prior year. Adjusted operating income for the 26-weeks ended October 27, 2004 was $305 million as compared to a loss of $4 million, for the same period in the prior year. Adjusted operating income for the 26-weeks ended October 27, 2004 and October 29, 2003 exclude $879 million and $3 million of gains on sales of assets, respectively, primarily related to the previously announced transactions with Home Depot and Sears; see Note 4 - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure. Operating income also increased in the current period due to the decrease in SG&A as compared to the prior period in fiscal 2003, as discussed above.

          Interest expense, net for the 26-weeks ended October 27, 2004 and October 29, 2003 was $57 million and $58 million, respectively. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. We recognized $18 million of debt issuance costs in Interest expense, net for the 26-weeks ended October 27, 2004, $12 million of which we accelerated in conjunction with the reduction to our Credit Facility. During the 26-weeks ended October 27, 2004, $26 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $16 million and $4 million for the 26-weeks ended October 27, 2004 and October 29, 2003, respectively.

          Effective income tax rate was 37.7% and (35.7%) for the 26-weeks ended October 27, 2004 and October 29, 2003, respectively.

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

          Operating income for the 39-weeks ended October 27, 2004 was $1.35 billion, or 9.8% of sales. Operating income was favorably affected by the improvements in gross margin and reductions in SG&A, as discussed above. Adjusted operating income for the 39-weeks ended October 27, 2004 was $438 million, which excludes gains on sales of assets of $911 million, primarily related to the previously announced transactions with Home Depot and Sears
     - see Note 4 - Real Estate and Property Transactions. See below for a discussion of adjusted operating income as a non-GAAP measure.

          Interest expense, net for the 39-weeks ended October 27, 2004 was $85 million. To reduce the overall cost of the facility, we voluntarily reduced the size of the Credit Facility from $1.5 billion to $1.0 billion in July 2004 and we amended and restated the Credit Facility in October 2004 to eliminate the synthetic term loan provisions, which reduced the size of the Credit Facility from $1.0 billion to $800 million. We recognized $22 million of debt issuance costs in Interest expense, net for the 39-weeks ended October 27, 2004, $12 million of which we accelerated in conjunction with the reduction to our Credit Facility. During the 39-weeks ended October 27, 2004, $38 million of interest expense was recorded for the accretion of obligations recorded at net present value. Interest expense is net of interest income of $21 million.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

          The effective income tax rate was 37.7% for the 39-weeks ended October 27, 2004; see Note 8 - Income Taxes for a more detailed discussion.

     NON-GAAP MEASURES

          Adjusted operating income is a non-GAAP measure. The Company has provided this non-GAAP measure as we believe the significant gains on sales of assets realized in the current period do not reflect the results from our core business, and they distort the ability to assess the quality of our earnings. The non-GAAP measure provides a more meaningful comparison of our ongoing results and helps facilitate an analysis of the Company's operating performance. In addition, management ignores the impact of these gains when assessing the Company's results for the period. This non-GAAP financial measure should be evaluated in conjunction with, and is not a substitute for, GAAP financial measures. Following is a reconciliation of adjusted results to GAAP results:

                                                13-WEEKS ENDED                   26-WEEKS ENDED         39-WEEKS ENDED
                                        -----------------------------   -----------------------------   --------------
     (dollars in millions)              OCT. 27, 2004   OCT. 29, 2003   OCT. 27, 2004   OCT. 29, 2003   OCT. 27, 2004
     ---------------------              -------------   -------------   -------------   -------------   --------------
     Adjusted operating income (loss)        $102           $(12)           $  305           $(4)           $  438
     Gains on sales of assets                 807              1               879             3               911
                                             ----           ----            ------           ---            ------
     GAAP operating income (loss)            $909           $(11)           $1,184           $(1)           $1,349
                                             ====           ====            ======           ===            ======

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     CASH FLOWS

          Operating activities provided net cash of $171 million and $576 million for the 39-weeks ended October 27, 2004 and the 13-weeks ended April 30, 2003, respectively. During the 26-weeks ended October 29, 2003, operating activities used $396 million of net cash. Cash flow for the current 39-week period was favorably affected by our strong net earnings which was partially offset by the increase in our inventories, net of associated accounts payable for the upcoming holiday season and by funding $77 million for future associate medical and dental expenses. For the 26-weeks ended October 29, 2003, the use of cash was primarily due to payments of $470 million for exit costs and reorganization items. For the 13-weeks ended April 30, 2003, a decrease in inventory due to liquidation sales in conjunction with store closings and improved inventory management, partially offset by a decrease in accounts payable, had a favorable affect on operating cash flow.

          Investing activities generated $345 million, $32 million and $60 million for the 39-weeks ended October 27, 2004, the 26-weeks ended October 29, 2003 and the 13-weeks ended April 30, 2003, respectively. During the current year, we received proceeds of $524 million from sales of real and personal property, including $432 million from the sale of owned and assignment of leased properties to Sears and Home Depot. See Note 4 - Real Estate and Property Transactions and Note 12 - Property Held for Sale for a more detailed discussion of these transactions. During the 39-weeks ended October 27, 2004 and the 26-weeks ended October 26, 2003, we purchased 28 and eight previously-leased operating properties for $103 million and $61 million, respectively. Additionally, we received proceeds of $92 million from the sale of property held for sale during the 26-weeks ended October 29, 2003. Proceeds of $64 million were received during the 13-weeks ended April 30, 2003, from the sale of four owned Kmart store locations and the sale of furniture and fixtures from closed store locations.

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

          During the first quarter of fiscal 2003, the Predecessor Company closed 316 stores. Of the total stores closed, 66 met the criteria for discontinued operations. For a comprehensive discussion, see Note 17 - Discontinued Operations.

          For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations as they did not meet the criteria for discontinued operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively.

     SPECIAL CHARGES

          Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. For the 13-weeks ended April 30, 2003, the Predecessor Company recorded special charges of $42 million. For a comprehensive discussion, see Note 18 - Special Charges.

     REORGANIZATION ITEMS, NET

          Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the Unaudited Condensed Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $813 million for the 13-weeks ended April 30, 2003 for reorganization items. For a comprehensive discussion, see Note 19 - Reorganization Items, net.

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

     PART II. OTHER INFORMATION

     ITEM 1.LEGAL PROCEEDINGS

          See Note 20 of the Notes to Unaudited Condensed Consolidated Financial Statements for information concerning legal proceedings.

     ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company has a share repurchase program with authorization to repurchase $100 million of Common Stock. As of October 27, 2004, we had repurchased approximately $4 million of Common Stock.

                                                                             Total           Approximate
                                                                        Number of Shares     Dollar Value
                                                             Average   Purchased as Part    of Shares that
                                               Total          Price       of Publicly         May Yet Be
                                         Number of Shares   Paid per       Announced       Purchased Under
                Period                       Purchased        Share         Program          the Program
                ------                   ----------------   --------   -----------------   ---------------
July 29, 2004 to August 25, 2004                 --              --            --            $96,000,000

August 26, 2004 to September 22, 2004       496,211(1)       $76.09            --            $96,000,000

September 23, 2004 to October 27, 2004        5,276(2)       $85.85            --            $96,000,000

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

     ITEM 6. EXHIBITS

     Exhibit 10.1 Employment Agreement, dated as of October 18, 2004, between Kmart Holding Corporation and Aylwin B. Lewis (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

     Exhibit 10.2 Julian C. Day Separation Agreement, dated as of October 18, 2004 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

     Exhibit 10.3 First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

     Exhibit 10.4 Credit Agreement, dated as of May 6, 2003, as amended and restated as of October 7, 2004, among Kmart Corporation as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Syndication Agent, Co-Collateral Agent and Lender, Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Wells Fargo Foothill Inc. as Co-Documentation Agent (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

     Exhibit 31.1 Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

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