Form 10-K
period 2005-01-26
KMART HOLDING CORP
filed 2005-03-09
CIK 1229206

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended January 26, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) YES   X   NO
                                        -----    -----

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 28, 2004 was $3,445,656,322.

Indicate by check mark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 of 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. YES   X   NO
           -----    -----

As of March 2, 2005, 94,946,985 shares of Common Stock of the Registrant were outstanding.

PART I

Item 1. Business

HISTORY

     Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") is a mass merchandising company that serves America through its 1,480 Kmart and Kmart Supercenter retail outlets in 49 states, Puerto Rico, the U.S. Virgin Islands and Guam and through its e-commerce shopping site, www.kmart.com. Kmart was incorporated in Delaware in April 2003, but the businesses conducted by its predecessors began in 1899. Kmart Corporation (the "Predecessor Company") was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S.S. Kresge, who opened his first store in 1899. Kresge was the first retailer to launch a newspaper advertising program to entice shoppers to its stores. After operating Kresge department stores for over 45 years, Kmart's store program commenced with the opening of the first Kmart store in March 1962. In 1977, Kresge Corporation officially changed its name to Kmart Corporation. In 1991, Kmart opened the first Kmart Supercenter in Medina, Ohio, offering a full-service grocery along with general merchandise twenty-four hours a day, seven days a week.

     We are the nation's third largest discount retailer. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

BANKRUPTCY OF PREDECESSOR COMPANY

     On January 22, 2002, Kmart Corporation and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Chapter 11"). The Debtors decided to seek bankruptcy reorganization based upon a rapid decline in their liquidity resulting from below-plan sales and earnings performance in the fourth quarter of fiscal 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition, unsuccessful sales and marketing initiatives, the continuing recession and capital market volatility. The Predecessor Company utilized Chapter 11 to strengthen its balance sheet and reduce debt, focus its store portfolio on the most productive locations and terminate leases for closed stores, develop a more efficient organization and lower overall operating costs.

     On May 6, 2003 (the "Effective Date"), Kmart Corporation emerged from reorganization proceedings under Chapter 11 pursuant to the terms of an Amended Joint Plan of Reorganization (the "Plan of Reorganization") and related amended Disclosure Statement. This Plan received formal endorsement of the statutory creditors' committee and, as modified, was confirmed by the U.S. Bankruptcy Court on April 23, 2003. Kmart Corporation is presently a wholly-owned subsidiary of Kmart Management Corporation, which is a wholly-owned subsidiary of Kmart Holding Corporation.

MERGER WITH SEARS, ROEBUCK AND CO.

     On November 17, 2004, Kmart and Sears, Roebuck and Co. ("Sears") announced a business combination pursuant to an Agreement and Plan of Merger, dated as of November 16, 2004 (the "Merger Agreement"). The combined company will be a new retail company named Sears Holdings Corporation ("Holdings"). Upon the consummation of the merger, which is subject to shareholder approval and other conditions, Kmart and Sears will become wholly-owned subsidiaries of Holdings.

     Holdings is expected to be the third largest retailer in the United States, initially with approximately $55 billion in annual revenues and with approximately 3,800 full-line and specialty stores in the United States and Canada.

     Under the terms of the Merger Agreement, Kmart shareholders will receive one share of Holdings common stock for each Kmart share owned. Sears shareholders have the right to elect $50 in cash or 0.5 of a share of Holdings for each Sears share. Sears shareholder elections will be prorated to ensure that in the aggregate 55 percent of Sears shares are converted into Holdings shares and 45 percent of Sears shares are converted to cash. An aggregate of approximately 61 million shares of Holdings common stock will be issued and approximately $5 billion in cash will be paid in consideration for (i) all outstanding common stock of Sears based upon the proration provisions set forth above, and the exchange ratio of 0.5 of a share of Holdings common stock for one share of Sears common stock and (ii) all outstanding stock options of Sears. Approximately 95 million shares of Holdings common stock will be issued in exchange for all outstanding common stock of Kmart based on the one-for-one exchange ratio. As a result of the merger, the former shareholders of Kmart will have an approximate 63% interest in Holdings (assuming the exercise of certain options) and the former shareholders of Sears will have an approximate 37% interest in Holdings.

     The merger will be treated as a purchase business combination for accounting purposes, and Sears' assets acquired and liabilities assumed will be recorded at their fair values.

     In several circumstances involving a change in a board's recommendation in favor of the merger agreement or a third party acquisition proposal, Kmart may become obligated to pay up to $380 million in termination fees, and Sears may be obligated to pay up to $400 million in termination fees. In addition, if Sears stockholders do not approve the merger agreement, Sears must reimburse Kmart for all costs and expenses incurred by Kmart in connection with the merger agreement up to $10 million.

     ESL Investments, Inc. ("ESL") and its affiliates will beneficially own between approximately 40% and 44% of Holdings common stock, including options to purchase approximately 6.5 million shares of Holdings common stock, assuming that approximately 156 million shares of Holdings common stock will be issued in the merger. The actual ownership percentage will depend on the actual number of shares of Holdings common stock that are issued in the merger and the elections that Sears stockholders make. Prior to the merger, ESL and its affiliates beneficially own approximately 14% of the outstanding shares of Sears common stock.

     Holdings common stock will be traded on the NASDAQ Stock Market under the symbol "SHLD."

     For additional information regarding the pending merger between Kmart and Sears, refer to Sears Holdings Corporation's definitive joint proxy statement-prospectus forming a part of its Registration Statement on Form S-4 (Registration No. 333-120954) filed with the SEC and available at the SEC's Internet site www.sec.gov.

OPERATIONS

     We operate in the general merchandise retailing industry through 1,480 Kmart discount stores and Supercenters as of January 26, 2005. Our general merchandise retail operations are located in 284 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet with an average size of 95,000 square feet.

     Our 58 Kmart Supercenters combine a full grocery, deli, and bakery along with the general merchandise selection of a Kmart discount store.

     Our fiscal year ends on the last Wednesday in January.

STRATEGY OF SEARS HOLDINGS

     Since emerging from Chapter 11, Kmart has focused on improving its operating performance through (i) generating profitable sales; (ii) controlling and reducing costs and (iii) improving asset productivity. Additionally, management has implemented analytical rigor and financial discipline to decision-making and capital allocation. Once Kmart established a profitable business model and demonstrated superior and sustainable financial strength, the Company sought to improve its operational performance by offering a differentiated high-quality product selection, including its private label apparel assortment. Kmart enhanced the quality and sourcing of its proprietary apparel and home brands, improved in-stock levels, better tailored its store assortments to specific trade areas, and redesigned its marketing program. Kmart has also substantially upgraded its home electronics product offering to appeal to all customers, including higher-end merchandise in the appropriate trade areas and improved selection across the entire chain. Supporting both these efforts, Kmart re-launched its website and introduced the Kmart Rewards Card, a private-label credit card. At the same time, Kmart has also worked to improve its supply chain and inventory management, thereby improving the quality of the store experience.

     The merger of Kmart and Sears will accelerate the execution of pre-existing strategies of both retail organizations and build on the substantial cash generation capabilities of both companies.

     The merger will also enable Sears to accelerate its off-mall growth through the conversion of approximately 400 Kmart stores to Sears' nameplates over the next three years. The stores to be converted will most likely be locations that feature customer demographics that are more similar to those of a typical Sears shopper. Holdings also intends to evaluate opportunities to cross merchandise its Kmart and Sears stores with a wealth of well-known proprietary and national hardline, home and apparel brands. Holdings should be able to leverage over 75 million existing customer relationships in order to cross-sell ancillary products and services. The opportunity to capture cost synergies, including merchandise and non-merchandise purchasing, distribution and other selling, general and administrative expenses is substantial. With a renewed focus on capital allocation and a clear retail strategy, Holdings will be well positioned to compete in the retail landscape. Holdings will also be in a position to evaluate opportunities to monetize non-strategic, non-core assets.

COMPETITION

     Our business is conducted under highly competitive conditions in the discount store retail market. We have several major competitors on a national level, including Wal-Mart, Target, Kohl's and J.C. Penney, and many competitors on a local and regional level along with Internet and catalog businesses, which handle similar lines of merchandise. Success in this competitive market is based on factors such as price, quality, service, product assortment and convenience. We have experienced a decrease in market share in part due to our store closings and the aggressive growth of our major competitors. We expect that this trend will continue in the near term.

DISTRIBUTION

     We have 16 active distribution centers as of January 26, 2005. Approximately 67% of our merchandise is received directly at these distribution centers which then ship the product to individual stores up to five times a week. The remaining merchandise is shipped by our vendors or their distributors directly to our stores.

SEASONALITY

     Due to the seasonal nature of the general merchandise retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth calendar quarter than any other period, a disproportionate amount of revenues and operating cash flows are generated in the fourth quarter. In preparation for the fourth quarter holiday season, we significantly increase our merchandise inventories, which traditionally have been financed by cash flows from operations and credit terms from vendors. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented 30% of same-store sales in fiscal 2004.

EMPLOYEES

     As of January 26, 2005, we employed approximately 133,000 associates.

OUR WEBSITE AND AVAILABILITY OF SEC REPORTS

     Our website address is www.kmart.com. None of the contents of our website are intended to be incorporated herein. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     At January 26, 2005, we operated a total of 1,480 general merchandise stores located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. We lease our store facilities, with the exception of 157 stores that we own. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term.

     We own our headquarters building in Troy, Michigan and lease an administrative building in Royal Oak, Michigan. We own 3 distribution centers and lease 13 other distribution centers in the United States with initial terms of 10 to 30 years and options to renew for additional terms.

     A description of our leasing arrangements appears in Note 10 in Item 8 of this Form 10-K.

Item 3. Legal Proceedings

     We discuss certain legal proceedings pending against the Company in Part II, and refer you to that discussion for important information concerning those legal proceedings, including the basis for such action and relief sought. See
Note 24 in Item 8 of this Form 10-K for this discussion.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Kmart's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is presently being quoted on the NASDAQ Stock Market under the ticker symbol KMRT. There were approximately 2,300 shareholders of record of Kmart Holding Corporation common stock ("Common Stock") as of March 1, 2005.

     The quarterly high and low sales prices for the Predecessor Company's common stock and the Successor Company's Common Stock for the two most recent fiscal years are set forth below:

                                      2004
                     -------------------------------------
                               Successor Company
                     -------------------------------------
                      First     Second    Third     Fourth
                     Quarter   Quarter   Quarter   Quarter
                     -------   -------   -------   -------
Common stock price
   High               $48.50    $84.50    $93.18   $119.69
   Low                $26.10    $40.66    $61.76   $ 84.51

                                        2003
                     -----------------------------------------
                     Predecessor
                       Company          Successor Company
                     -----------   ---------------------------
                        First       Second    Third     Fourth
                       Quarter     Quarter   Quarter   Quarter
                     -----------   -------   -------   -------
Common stock price
   High                 $0.14       $26.99    $30.67    $32.74
   Low                  $0.06       $12.85    $23.35    $23.00

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

Purchase of Equity Securities

     The following table provides information about shares of Common Stock the Company was assigned during the fourth quarter of fiscal 2004 as part of settlement agreements resolving claims arising from our Chapter 11 reorganization. These repurchases were not made under the Company's share repurchase program.

                                                                             Total           Approximate
                                                                       Number of Shares      Dollar Value
                                                             Average   Purchased as Part    of Shares that
                                               Total          Price       of Publicly         May Yet Be
                                         Number of Shares   Paid per       Announced       Purchased Under
                Period                       Purchased        Share         Program          the Program
--------------------------------------   ----------------   --------   -----------------   ---------------
October 28, 2004 to November 24, 2004       220,663 (1)      $101.70           --             $96,000,000

November 25, 2004 to December 29, 2004      253,520 (2)      $103.53           --             $96,000,000

December 30, 2004 to January 26, 2005        10,814 (3)      $ 92.77           --             $96,000,000

     (1) The Company was assigned 220,663 shares of Common Stock as part of settlement agreements resolving claims arising from our Chapter 11 reorganization.

     (2) The Company was assigned 251,340 shares (weighted-average price of $103.53 per share) of Common Stock as part of settlement agreements resolving claims arising from our Chapter 11 reorganization; in addition the Company was assigned 2,180 shares (weighted-average price of $102.91 per share) of Common Stock for payment of withholding taxes related to the vesting of restricted stock.

     (3) The Company was assigned 10,814 shares (weighted-average price of $92.77 per share) of Common Stock as part of settlement agreements resolving claims arising from our Chapter 11 reorganization.

     On August 28, 2003, the Company's Board of Directors approved the repurchase of up to $10 million of the Company's outstanding stock for the primary purpose of providing restricted stock grants to certain employees. On June 29, 2004, the Board of Directors increased the existing share repurchase authorization to $100 million of Common Stock and broadened the scope of future repurchases to include the repurchase of shares in furtherance of general corporate purposes. The share repurchase program does not have a termination date. As of January 28, 2004, we had repurchased approximately $4 million of Common Stock. No shares were repurchased in fiscal 2004 as part of the share repurchase program.

Item 6. Selected Financial Data

     The table below summarizes the Successor Company's and Predecessor Company's recent financial information. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto.

                                                    Successor Company                     Predecessor Company
                                               --------------------------   ----------------------------------------------
                                                             39-Weeks          13-Weeks                  Fiscal
                                                Fiscal         Ended             Ended       -----------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)     2004    January 28, 2004   April 30, 2003     2002       2001       2000
--------------------------------------------   -------   ----------------   --------------   -------    -------    -------
SUMMARY OF OPERATIONS
Total sales (1)                                $19,701       $17,072           $6,181        $29,352    $34,180    $35,027
Comparable sales %(2)                            (11.0%)        (9.5%)           (3.2%)        (10.1%)     (0.1%)      1.1%
Income (loss) from continuing operations (3)     1,106           234             (852)        (2,771)    (2,377)      (256)
Discontinued operations                             --            --              (10)          (448)       (69)       (12)
Net income (loss) (3)                            1,106           234             (862)        (3,219)    (2,446)      (268)
PER COMMON SHARE
Basic:
   Continuing income (loss)                    $ 12.39       $  2.61           $(1.63)       $ (5.47)   $ (4.81)   $ (0.51)
   Discontinued operations                     $    --       $    --           $(0.02)       $ (0.89)   $ (0.14)   $ (0.02)
   Net income (loss)                           $ 12.39       $  2.61           $(1.65)       $ (6.36)   $ (4.95)   $ (0.53)
Diluted: (4)
   Continuing income (loss)                    $ 11.00       $  2.51           $(1.63)       $ (5.47)   $ (4.81)   $ (0.51)
   Discontinued operations                     $    --       $    --           $(0.02)       $ (0.89)   $ (0.14)   $ (0.02)
   Net income (loss)                           $ 11.00       $  2.51           $(1.65)       $ (6.36)   $ (4.95)   $ (0.53)

                                                    Successor Company          Predecessor Company
                                                ------------------------   ---------------------------
Book value per common share                     $50.39   $24.64   $19.45   $ (0.58)  $  6.42   $ 12.09
FINANCIAL DATA
Total assets                                    $8,651   $6,074   $6,660   $11,238   $14,183   $14,815
Long-term debt (5)                                  91       76       59        --       330     2,084
Long-term capital lease obligations                276      374      415       623       857       943
Trust convertible preferred securities              --       --       --       646       889       887
Capital expenditures (Predecessor Company for
   the 13-weeks ended April 30, 2003)              230      108        4       252     1,385     1,089
Number of Stores                                 1,480    1,511    1,513     1,829     2,114     2,105

(1) Our fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for fiscal 2000 are based on the 52-weeks ended January 24, 2001.

(3) Results include the following non-comparable items: in fiscal 2004, a $946 million net gain on sales of assets; in the 39-weeks ended January 28, 2004, an $89 million net gain on sales of assets; in the 13-weeks ended April 30, 2003, a $47 million charge for accelerated depreciation on unimpaired assets to be disposed of following store closings, a $10 million credit as a result of a change in the estimated expenses for the 2002 cost reduction initiatives; in fiscal 2002, $1,019 million for inventory write-downs in conjunction with accelerated mark-downs due to store closings, $533 million for asset impairments, $50 million for cost reduction initiatives, and $33 million for other items; in fiscal 2001, $827 million for asset impairments, $163 million for supply chain restructuring, $97 million for the restructuring/impairment of BlueLight.com, and $23 million for Voluntary Early Retirement Program/Severance; and in fiscal 2000, $712 million for strategic initiatives.

(4) Consistent with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," certain stock options and restricted stock were excluded from the calculation of diluted earnings per share as they were anti-dilutive. The convertible note was excluded from the calculation of diluted earnings per share for the 39-weeks ended January 28, 2004. Options to purchase common stock, restricted stock and Trust convertible preferred securities were excluded from the calculation of diluted earnings per share for the 13-weeks ended April, 30, 2003, fiscal years 2002, 2001, and 2000. Upon emergence, all then-outstanding equity securities of the Predecessor Company and the Trust convertible preferred securities were cancelled.

(5) For fiscal years 2002 and 2001 long-term debt does not include liabilities classified as subject to compromise.

MANAGEMENT DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K, as well as other statements or reports made by or on behalf of Kmart, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that reflect, when made, Kmart's current views with respect to current events and financial performance. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, generally identify "forward-looking statements," which articulate our position as of the date the statement was made. Such forward-looking statements are based upon assumptions concerning future conditions that may ultimately prove to be inaccurate and involve risks, uncertainties and factors that could cause actual results to differ materially from any anticipated future results, express or implied by such forward-looking statements.

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

     Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, factors relating to Kmart's internal operations and the external environment in which it operates; Kmart's ability to successfully implement business strategies and otherwise fund and execute planned changes in various aspects of the business; the successful integration of Kmart's and Sears' business and operations if the merger is approved by the shareholders; marketplace demand for the products of Kmart's key brand partners, as well as the engagement of appropriate new brand partners; changes in consumer spending and Kmart's ability to anticipate buying patterns and implement appropriate inventory strategies; Kmart's ability to reverse its negative same-store sales trend; competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors, as well as new competitive store openings; Kmart's ability to properly monitor its inventory needs in order to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs; Kmart's ability to attract and retain customers; Kmart's ability to maintain contracts, including leases, that are critical to its operations; Kmart's ability to develop a market niche; regulatory and legal developments; general economic conditions; changes in consumer confidence, tastes, preferences and spending; the availability and level of consumer debt; the possibility that new business and strategic options will be identified, potentially including selective acquisitions, dispositions, restructurings, joint ventures and partnerships; trade restrictions, tariffs, and other factors potentially affecting the ability to find qualified vendors and access products in an efficient manner; the outcome of pending legal proceedings; social and political conditions such as war, political unrest and terrorism or natural disasters; the possibility of negative investment returns in Kmart's pension plan; changes in interest rates; other factors affecting business beyond Kmart's control; the effect of seasonable buying patterns, which are difficult to forecast with certainty; and Kmart's ability to attract, motivate and/or retain key executives and associates. Additional factors that could cause Kmart's results to differ materially in connection with the pending business combination with Sears, Roebuck and Co. can be found in Sears Holding Corporation's Registration Statement on Form S-4 (Registration No. 333-120954) filed with the SEC and available at the SEC's Internet site www.sec.gov.

EXECUTIVE SUMMARY

     Management Overview

     In fiscal 2004, Kmart focused on continuing to improve the customer store experience, providing quality products at attractive pricing, and enhancing its service culture. By improving our logistics and allocation process, Kmart allowed its stores to provide particular customers with a more customized merchandise offering. We plan to continue building on existing customer relationships, to attract customers back who left during bankruptcy, and to offer an experience that will bring new customers to Kmart. Kmart seeks to further develop its apparel and home offerings based on its design and sourcing capabilities. Management believes that focusing its merchandising and marketing approach on quality and differentiated products will build customer loyalty and further differentiate Kmart stores from those of competitors.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     Kmart has identified and begun to execute several financial, merchandising and operational initiatives that are defined as critical to its future success.

Financial initiatives

     -    Maintaining a strong liquidity position

     -    Focusing on generating profitable sales growth

     -    Sustaining positive cash flow from operations on a long-term basis

     -    Operating within the framework of its financial covenants

Merchandising initiatives

     -    Re-merchandising to improve market basket

     - Differentiating Kmart from competitors by offering exclusive brands and tailoring merchandise assortments to serve the unique needs of customers in local markets

Operational initiatives

     -    Improving relations with its vendors and business partners

     - Establishing a customer and service driven culture throughout the organization

     As we continue to execute these initiatives, we will ensure that we remain consistent with our core strategic goals.

Establish Profitability

     Upon bankruptcy emergence, Kmart sought to eliminate unprofitable sales, reduce excess inventory, and improve the customer experience. Kmart took actions to reduce an over reliance on unprofitable promotional events and ineffective advertising spend. The Company also eliminated excess inventories in backrooms of stores that required significant store labor to manage. The Company required that each store develop a plan for 2004 that was profitable and to take appropriate actions to meet those individual store goals. We will continue to test advertising and promotional programs which are designed to drive both incremental sales and demonstrate the improvement in our shopping experience for both new and existing customers.

Profitable growth

     Kmart is a large discount retailer with fiscal 2004 revenues of approximately $20 billion. Kmart has focused on maximizing shareholder value by continuing to focus on driving profitable sales, controlling costs, streamlining overhead and increasing asset productivity. Kmart has experienced a decrease in market share in part due to store closings and the elimination of unprofitable sales while competitors, such as Target and Wal-Mart, have continued to open new stores. Kmart expects this trend to continue due to its limited growth plans as it focuses on building the appropriate return on capital and return on sales to enhance margins. We will continue to evaluate the results of our recently initiated store remodel program. To date, such programs have been conducted on a limited number of stores to enable us to objectively monitor and analyze the results and to modify the program in order to maximize the return.

Refine competitive positioning

     The retail business is a highly competitive industry, particularly in the discount retail sector. Kmart has several major competitors on a national level and many competitors on a local and regional level along with Internet and catalog businesses, which handle similar lines of merchandise. Kmart continues to invest in private label offerings from home decor to apparel for women, men and children. Kmart continues to offer exclusive brands, including Martha Stewart, Jaclyn Smith, Thalia, and Joe Boxer. In addition, success in this competitive market is based on factors such as price, quality, product assortment and convenience. Kmart has made steady improvements in these areas with its disciplined high/low pricing strategy, revised product mix and more locally focused store assortments. We will continue to look for opportunities to extend the product lines of our proprietary brands, where appropriate, and to expand our selection of new proprietary or national brands.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Significant cash flow generation

     Kmart has achieved positive profitability and generated favorable cash flow. The Company's strong cash flow can be attributed to initiatives that focused on (i) profitable transactions; (ii) lower markdowns through better "buys"/improved sell-thru; (iii) improved distribution productivity; (iv) shrink improvement; and (v) in-source pantry. These initiatives have enabled Kmart to realize improvements in margin trends and cost reductions. We will continue to focus on improving profitability in every aspect of the business.

MERGER WITH SEARS, ROEBUCK AND CO.

     On November 17, 2004, Kmart and Sears, Roebuck and Co. ("Sears") announced a business combination pursuant to an Agreement and Plan of Merger, dated as of November 16, 2004 (the "Merger Agreement"). The combined company will be a new retail company named Sears Holdings Corporation ("Holdings"). Upon the consummation of the merger, which is subject to shareholder approval and other conditions, Kmart and Sears will become wholly-owned subsidiaries of Holdings.

     Holdings is expected to be the third largest retailer in the United States, initially with approximately $55 billion in annual revenues and with approximately 3,800 full-line and specialty retail stores in the United States and Canada.

     Under the terms of the Merger Agreement, Kmart shareholders will receive one share of Holdings common stock for each Kmart share owned. Sears shareholders have the right to elect $50 in cash or 0.5 of a share of Holdings for each Sears share. Sears shareholder elections will be prorated to ensure that in the aggregate 55 percent of Sears shares are converted into Holdings shares and 45 percent of Sears shares are converted to cash. An aggregate of approximately 61 million shares of Holdings common stock will be issued and approximately $5 billion in cash will be paid in consideration for (i) all outstanding common stock of Sears based upon the proration provisions set forth above, and the exchange ratio of 0.5 of a share of Holdings common stock for one share of Sears common stock and (ii) all outstanding stock options of Sears. Approximately 95 million shares of Holdings common stock will be issued in exchange for all outstanding common stock of Kmart based on the one-for-one exchange ratio. As a result of the merger, the former shareholders of Kmart will have an approximate 63% interest in Holdings (assuming the exercise of certain options) and the former shareholders of Sears will have an approximate 37% interest in Holdings.

     The merger will be treated as a purchase business combination for accounting purposes, and Sears' assets acquired and liabilities assumed will be recorded at their fair values.

     The benefits of the business combination will generate an estimated $500 million of annualized cost and revenue synergies to be fully realized by the end of the third year after closing. However, such synergies will be partially offset by merger-related integration and restructuring expenses. Holdings has not made any integration decisions and, accordingly, the amounts of merger-related integration costs have not been determined.

     In several circumstances involving a change in a board's recommendation in favor of the merger agreement or a third party acquisition proposal, Kmart may become obligated to pay up to $380 million in termination fees, and Sears may be obligated to pay up to $400 million in termination fees. In addition, if Sears stockholders do not approve the merger agreement, Sears must reimburse Kmart for all costs and expenses incurred by Kmart in connection with the merger agreement up to $10 million.

     ESL and its affiliates will beneficially own between approximately 40% and 44% of Holdings common stock, including options to purchase approximately 6.5 million shares of Holdings common stock, assuming that approximately 156 million shares of Holdings common stock will be issued in the merger. The actual ownership percentage will depend on the actual number of shares of Holdings common stock that are issued in the merger and the elections that Sears stockholders make. Prior to the merger, ESL and its affiliates beneficially own approximately 14% of the outstanding shares of Sears common stock.

     Holdings common stock will be traded on the NASDAQ Stock Market under the symbol "SHLD."

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     Emergence from Chapter 11 Bankruptcy Protection

     On the May 6, 2003, Kmart Corporation (the "Predecessor Company") emerged from Chapter 11 as a subsidiary of Kmart Holding Corporation. The Predecessor Company's emergence was pursuant to the terms of the Plan of Reorganization, which received formal endorsement of the statutory creditors' committee and, as modified, was confirmed by the United States Bankruptcy Court for the Northern District of Illinois (the "Court") on April 23, 2003.

     At the time of emergence, ESL Investments, Inc. ("ESL") and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors"), made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended. The Plan Investors and their affiliates received approximately 32 million shares of the Successor Company's newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. ESL was also granted an option to purchase, prior to May 6, 2005, 6.6 million new shares of Common Stock at a price of $13 per share. A portion of that option was assigned to Third Avenue. In addition, we issued a 9%, $60 million principal convertible note ("the Note") to affiliates of ESL, which was convertible to equity at a price equal to $10 per share at any time at the option of the holder prior to May 2006. On January 31, 2005 affiliates of ESL converted the Note and accrued and unpaid interest into approximately 6.27 million shares of Common Stock, see Note 9 in Item 8 of this Form 10-K.

     ESL and its affiliates beneficially own over 50% of the Common Stock, including shares obtainable upon exercise of options.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are described more fully in Note 3 in
Item 8 of this Form 10-K. In preparing our financial statements, certain of our accounting policies require considerable judgment to select the appropriate assumptions to calculate financial estimates. By their nature, these estimates are complex and subject to an inherent degree of uncertainty. We base our estimates on historical experience, terms of existing contracts, our evaluation of trends and other assumptions that we believe to be reasonable under the circumstances. We continually evaluate the information used to make these estimates as our business and the economic environment change. Although the use of estimates is pervasive throughout our financial statements, we consider an accounting estimate to be critical if:

          - It requires assumptions to be made about matters that were highly uncertain at the time the estimate was made, and

          - Changes in the estimate that are reasonably likely to occur from period to period or different estimates that could have been selected would have a material effect on our financial condition, cash flow or results of operations.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

     RIM inherently requires management judgment and certain estimates that may significantly effect the ending inventory valuation as well as gross margin. Among others, two of the most significant estimates are permanent, or clearance markdowns used to clear unproductive or slow-moving inventory and shrinkage. Amounts are charged to Cost of sales, buying and occupancy at the time the retail value of inventory is reduced through the use of permanent markdowns.

     Factors considered in the determination of permanent markdowns include: current and anticipated demand, customer preferences, age of the merchandise, fashion trends and weather conditions. In addition, inventory is also evaluated against corporate pre-determined historical markdown cadences. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded. The timing of the decision, particularly surrounding the balance sheet date, can have a significant effect on the results of operations.

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

     Reserves for estimated self-insurance liabilities were $470 million as of January 26, 2005 and are included in Accrued expenses and other liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Expenses for fiscal year ended January 26, 2005 totaled $284 million and were included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     As part of the selection of the appropriate estimate for these reserves the actuaries determine an appropriate range of values that could be anticipated for these liabilities. Had management recorded reserves to either the high end or the low end of the ranges, these liabilities would have been $52 million higher or $34 million lower than amounts currently recorded.

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

     Our actuarial valuations utilize key assumptions including discount rates and expected returns on plan assets. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants. The discount rate and expected return on plan assets used for the January 26, 2005 actuarial valuation were 5.75 percent and 8 percent, respectively. A quarter percentage point change in the discount rate would affect Kmart's pension expense by approximately $1 million on a pre-tax basis. A quarter percentage point change in the expected long-term rate of return would affect Kmart's pension expense by approximately $4 million on a pre-tax basis.

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

     During fiscal year 2004, we utilized $380 million of pre-emergence deferred tax assets and, accordingly, recorded an adjustment to Capital in excess of par value. Given the Company's actual level of profitability in fiscal 2004 and forecasted levels in fiscal 2005 through 2007, management believes that a portion of the remaining pre-emergence net deferred tax assets will more likely than not be realized. As such, the Company reduced the valuation allowance on its pre-emergence net deferred tax assets by $775 million in fiscal 2004 to reflect its estimated utilization through the end of fiscal 2007. In accordance with SOP 90-7, the reversal of the valuation allowance was recorded to Capital in excess of par value. The Company will continue to assess the likelihood of realization of its pre-emergence net deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

     The following table is presented solely to complement management's discussion and analysis of results of operations.

                                                                                                        PREDECESSOR
                                                                 SUCCESSOR COMPANY                        COMPANY
                                               ----------------------------------------------------   --------------
                                                39-WEEKS ENDED     39-WEEKS ENDED    13-WEEKS ENDED   13-WEEKS ENDED
(dollars in millions)                          JANUARY 26, 2005   JANUARY 28, 2004   APRIL 28, 2004   APRIL 30, 2003
---------------------                          ----------------   ----------------   --------------   --------------
Sales                                               $15,086            $17,072           $4,615           $6,181
Cost of sales, buying and occupancy                  11,192             13,084            3,478            4,762
                                                    -------            -------           ------           ------

Gross margin                                          3,894              3,988            1,137            1,419
Selling, general and administrative expenses          3,152              3,581            1,004            1,421
Net gain on sales of assets                            (914)               (89)             (32)              --
Restructuring, impairment and other charges              --                 --               --               37
                                                    -------            -------           ------           ------

Operating income (loss)                               1,656                496              165              (39)
Interest expense, net                                    80                127               28               57
Bankruptcy related recoveries                           (52)                (4)              (7)              --
Equity income in unconsolidated subsidiaries             --                 (5)              (3)              (7)
Reorganization items, net                                --                 --               --              769
                                                    -------            -------           ------           ------

Income (loss) from continuing operations
   before income taxes                                1,628                378              147             (858)
Provision for (benefit from) income taxes               613                144               56               (6)
                                                    -------            -------           ------           ------

Income (loss) from continuing operations              1,015                234               91             (852)

Discontinued operations                                  --                 --               --              (10)
                                                    -------            -------           ------           ------

Net income (loss)                                   $ 1,015            $   234           $   91           $ (862)
                                                    =======            =======           ======           ======

39-WEEKS ENDED JANUARY 26, 2005 COMPARED TO 39-WEEKS ENDED JANUARY 28, 2004

     SAME-STORE SALES AND TOTAL SALES decreased 10.4% and 11.6%, respectively, for the 39-weeks ended January 26, 2005 as compared to the 39-weeks ended January 28, 2004. Same-store sales include sales of all open stores that have been open for greater than 13 full months. Factors contributing to the decline in same store and total sales included reductions in promotional events and promotional advertising in our circulars, soft customer demand for apparel and increased competition at certain store locations. During the fourth quarter of the current fiscal year, our most critical sales period, same-store sales declined by 4.5%, which represents a significant improvement compared to the two preceding quarters, in which the decline was 12.8% and 14.9%, respectively.

     GROSS MARGIN decreased $94 million to $3.89 billion, for the 39-weeks ended January 26, 2005, from $3.99 billion for the 39-weeks ended January 28, 2004. Gross margin, as a percentage of sales (gross margin rate), increased to 25.8% for the 39-weeks ended January 26, 2005, from 23.4% for the 39-weeks ended January 28, 2004. Improvements in product margin favorably contributed 270 basis points to the increase in gross margin rate during the current period, primarily due to favorable markon, reductions in markdowns on clearance items and improvement in store shrinkage. Improvements in shrinkage at our distribution centers as a result of our improved inventory management and supply chain operations favorably contributed 63 basis points to our gross margin rate in the current period.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") decreased $429 million for the 39-weeks ended January 26, 2005 to $3.15 billion, or 20.9% of sales, from $3.58 billion, or 21.0% of sales, for the 39-weeks ended January 28, 2004. The primary reason for the decline in SG&A is due to reductions of $263 million in store payroll and related benefits in the current period as a result of increased operating efficiencies and reduced sales volume at our stores. Reductions in expenses for our weekly and mid-week circular advertising, partially offset by an increase in our electronic media advertising contributed $69 million to the decrease in SG&A in the current period. In addition, we experienced a reduction of $54 million to SG&A in the current period related to improved workers compensation costs.

     OPERATING INCOME for the 39-weeks ended January 26, 2005 was $1.66 billion or 11.0% of sales, as compared to $496 million, or 2.9% of sales, for the same period of the prior year. Adjusted operating income for the 39-weeks ended January 26, 2005 was $742 million, or 4.9% of sales, as compared to $407 million, or 2.4% of sales, for the same period in the prior year. Adjusted operating income for the 39-weeks ended January 26, 2005 and January 28, 2004 exclude $914 million and $89 million of gain on sales of assets, respectively, primarily related to the previously announced transactions with Home Depot and Sears; see Note 5 - Real Estate and Property Transactions in Item 8 of this Form 10-K. See below for a discussion of adjusted operating income as a non-GAAP measure. The increase in adjusted operating income was due to the decrease in SG&A, net of the decrease in gross margin, as noted above.

     INTEREST EXPENSE, NET for the 39-weeks ended January 26, 2005 and January 28, 2004 was $80 million and $127 million, respectively. The reduction in interest expense was mainly due to an increase of $23 million in interest income in the current year compared to the same period in the prior year. Interest income increased due to an increase in our average cash and cash equivalents balance and an improvement on the rate of return due to improved interest rates. In the current period we also experienced a decline in debt discount accretion and interest on our capital leases of $15 million and $8 million, respectively.

     The EFFECTIVE INCOME TAX rate was 37.7% for the 39-weeks ended January 26, 2005 and 38.1% for the 39-weeks ended January 28, 2004; see Note 16 - Income Taxes in Item 8 of this Form 10-K for a more detailed discussion.

13-WEEKS ENDED APRIL 28, 2004 COMPARED TO 13-WEEKS ENDED APRIL 30, 2003

     SAME-STORE SALES AND TOTAL SALES for the 13-weeks ended April 28, 2004 as compared to the 13-weeks ended April 30, 2003 decreased $684 million or 12.9% and $1.57 billion or 25.3%, respectively. The decrease in same-store sales is due primarily to several Company-wide promotional events occurring in the first quarter of fiscal 2003 along with a reduction in advertising, including the frequency of mid-week circulars in the current year. Approximately $854 million of the decrease in total sales is due to the closure of 316 stores in the first quarter of fiscal 2003, of which 250 stores were included in continuing operations. The remaining decrease in total sales is primarily attributable to the decrease in same-store sales.

     GROSS MARGIN decreased $282 million to $1.14 billion, for the 13-weeks ended April 28, 2004, from $1.42 billion for the 13-weeks ended April 30, 2003. Gross margin, as a percentage of sales, increased to 24.6% for the 13-weeks ended April 28, 2004, from 23.0% for the 13-weeks ended April 30, 2003. Reduced depreciation, as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting favorably affected the gross margin rate by 54 basis points in the current quarter.

     SG&A decreased $417 million to $1.0 billion, or 21.8% of sales for the 13-weeks ended April 28, 2004, from $1.42 billion, or 23.0% of sales, for the 13-weeks ended April 30, 2003. Contributing to the decline was a reduction in advertising expenses in the current period of $93 million, reduced payroll and related expenses in our open stores of $62 million and reduced depreciation as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting of $86 million. SG&A included $146 million related to store closures during the 13-weeks ended April 30, 2003, as discussed above.

     OPERATING INCOME for the 13-weeks ended April 28, 2004 was $165 million, or 3.6% of sales, as compared to a loss of $39 million, or (0.6%) of sales, for the same period in the prior year. The improvement was primarily due to the decrease in SG&A and the improvement in our gross margin rate, as discussed above, partially offset by an overall decline in gross margin dollars due to our reduced store base. Operating income was also affected by net gain on sales of assets of $32 million in the first quarter of the current year and Restructuring, impairment and other charges of $37 million in the first quarter of fiscal 2003.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

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

     THE EFFECTIVE INCOME TAX rate was 38.1% and (0.7%) for the 13-weeks ended April 28, 2004 and April 30, 2003, respectively; see Note 16 - Income Taxes for a more detailed discussion.

FISCAL 2004

     Due to the application of Fresh-Start accounting upon our emergence from bankruptcy, the reported historical financial statements of the Predecessor Company for periods prior to May 1, 2003 generally are not comparable to those of the Successor Company.

     TOTAL SALES were $19.70 billion in fiscal 2004. Same-store sales decreased 11.0%. Reductions in promotions and advertising including the frequency of mid-week circulars, soft apparel demand and increased competition have affected same-store and total sales.

     GROSS MARGIN was $5.03 billion or 25.5% of sales in fiscal 2004. A reduction in clearance markdowns, favorable markon and improvements in shrink favorably affected the gross margin rate in the current period.

     SG&A was $4.16 billion or 21.1% of sales in fiscal 2004. Reduced payroll and related expenses at our stores, a reduction in advertising, lower depreciation as a result of the write-off of long-lived assets in conjunction with Fresh-Start accounting and improved workers compensation costs favorably affected SG&A in the current year.

     OPERATING INCOME was $1.82 billion or 9.2% of sales in fiscal 2004. Adjusted operating income was $875 million or 4.4% of sales in fiscal 2004. Adjusted operating income excludes a gain of $946 million on sales of assets, primarily related to the previously announced transactions with Home Depot and Sears; see Note 5 - Real Estate and Property Transactions in Item 8 of this Form 10-K. See below for a discussion of adjusted operating income as a non-GAAP measure. Adjusted operating income was favorably affected by the improvements in the gross margin rate and SG&A, as discussed above.

     INTEREST EXPENSE, NET was $108 million in fiscal 2004. Interest income of $38 million earned on our cash and cash equivalents favorably affected interest expense, net. In the current year, we recognized $9 million of debt discount accretion and $34 million of amortization of debt issuance costs, $23 million of which was accelerated in conjunction with actions taken to reduce the size, amend and restate and finally to terminate our credit facility. Interest expense also includes $50 million of interest expense recorded for the accretion of obligations at net present value.

     The EFFECTIVE INCOME TAX RATE was 37.7% in fiscal 2004; see Note 16 - Income Taxes in Item 8 of this Form 10-K for a more detailed discussion.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     The following table is presented solely to complement management's discussion and analysis of results of operations.

                                                   SUCCESSOR
                                                    COMPANY                       PREDECESSOR COMPANY
                                               ----------------   --------------------------------------------------
                                                39-WEEKS ENDED     39-WEEKS ENDED    13-WEEKS ENDED   13-WEEKS ENDED
(dollars in millions)                          JANUARY 28, 2004   JANUARY 29, 2003   APRIL 30, 2003     MAY 1, 2002
---------------------                          ----------------   ----------------   --------------   --------------
Sales                                              $17,072            $22,171            $6,181          $ 7,181
Cost of sales, buying and occupancy                 13,084             18,323             4,762            6,519
                                                   -------            -------            ------          -------

Gross margin                                         3,988              3,848             1,419              662
Selling, general and administrative expenses         3,581              4,572             1,421            1,670
Net (gain) loss on sales of assets                     (89)                 5                --               --
Restructuring, impairment and other charges             --                574                37               --
                                                   -------            -------            ------          -------

Operating income (loss)                                496             (1,303)              (39)          (1,008)
Interest expense, net                                  127                122                57               33
Bankruptcy related recoveries                           (4)                --                --               --
Equity income in unconsolidated subsidiaries            (5)               (29)               (7)              (5)
Reorganization items, net                               --                112               769              251
                                                   -------            -------            ------          -------

Income (loss) from continuing operations
   before income taxes                                 378             (1,508)             (858)          (1,287)
Provision for (benefit from) income taxes              144                (12)               (6)             (12)
                                                   -------            -------            ------          -------

Income (loss) from continuing operations               234             (1,496)             (852)          (1,275)

Discontinued operations                                 --               (281)              (10)            (167)
                                                   -------            -------            ------          -------

Net income (loss)                                  $   234            $(1,777)           $ (862)         $(1,442)
                                                   =======            =======            ======          =======

39-WEEKS ENDED JANUARY 28, 2004 COMPARED TO 39-WEEKS ENDED JANUARY 29, 2003

     SAME-STORE SALES AND TOTAL SALES decreased 9.5% and 23.0%, respectively, for the 39-weeks ended January 28, 2004 as compared to the 39-weeks ended January 29, 2003. The decrease in same-store sales is due primarily to several Company-wide promotional events occurring in fiscal 2002 along with a reduction in advertising, including the frequency of mid-week circulars in fiscal 2003. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 316 stores during the first quarter of fiscal 2003.

     GROSS MARGIN increased $140 million to $3.99 billion, for the 39-weeks ended January 28, 2004, from $3.85 billion for the 39-weeks ended January 29, 2003. Gross margin, as a percentage of sales, increased to 23.4% for the 39-weeks ended January 28, 2004, from 17.4% for the 39-weeks ended January 29, 2003. The gross margin rate in the previous period was negatively affected by inventory markdowns of $498 million, primarily related to our fiscal 2003 store closings. The markdowns were charged to Cost of sales, buying and occupancy in the fourth quarter of fiscal 2002 when the decision to close the stores was made. Also favorably affecting gross margin was a decrease in distribution costs, lower depreciation expense resulting from impairment charges taken while operating in bankruptcy and as a result of the write-off of long-lived assets in conjunction with the application of Fresh-Start accounting, less inventory shrinkage, supplier cost reductions and an improved sales mix as a result of a decrease in promotional activity as referenced in the sales summary above. Gross margin also benefited from the reclassification of co-op advertising recoveries from SG&A to Cost of sales, buying and occupancy beginning in the fourth quarter of fiscal 2002 in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). These improvements in the gross margin rate were partially offset by the effect of clearance markdowns.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     SG&A, which includes advertising costs (net of co-op recoveries of $199 million in 2002) decreased $991 million for the 39-weeks ended January 28, 2004 to $3.58 billion, or 21.0% of sales, from $4.57 billion, or 20.6% of sales, for the 39-weeks ended January 29, 2003. The decrease in SG&A was primarily due to the reduction of our store base after closing 316 stores during the first quarter of fiscal 2003, as well as a decrease in payroll and other related expenses from corporate headquarters' cost reduction initiatives. In addition, lower depreciation expense resulted from impairment charges taken while operating in bankruptcy and the write-off of long-lived assets in conjunction with Fresh-Start accounting combined with a decrease in advertising expense contributed to the improvement in SG&A. Collectively, these reductions were partially offset by the effect of the reclassification of co-op advertising recoveries, as discussed above.

     OPERATING INCOME for the 39-weeks ended January 28, 2004 was $496 million or 2.9% of sales, as compared to a loss of $1.30 billion, or (5.9%) of sales, for the same period of fiscal 2002. The improvement from the comparable period in the prior year was primarily due to the decrease in SG&A and the increase in gross margin in the current period as discussed above, a charge of $574 million in the 39-weeks ended January 29, 2003 to Restructuring, impairment and other charges and net gain on sales of assets of $89 million in the current period.

     INTEREST EXPENSE, NET for the 39-weeks ended January 28, 2004 and January 29, 2003 was $127 million and $122 million, respectively. The increase in interest expense was due primarily to the accretion of $37 million for obligations recorded at net present value and $22 million of debt discount amortization recognized on the beneficial conversion feature of our Note. In December 2003, we voluntarily reduced the size of our $2 billion credit agreement to $1.5 billion to reduce the overall cost of the facility. In conjunction with this action, we accelerated the amortization of $12 million of the associated debt issuance costs. This expense is included in Interest expense, net for the 39-weeks ended January 28, 2004. Interest expense is net of interest income of $10 million and $3 million for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively.

     The EFFECTIVE INCOME TAX rate was 38.1% and (0.8%) for the 39-weeks ended January 28, 2004 and January 29, 2003, respectively. The Predecessor Company did not record a provision for income taxes in fiscal 2002 due to the Company's net loss and uncertainty surrounding future utilization of net operating losses. As such, tax benefits recorded during fiscal 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized for these items in fiscal 2002 was partially offset by expense paid to foreign jurisdictions.

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

     GROSS MARGIN increased $757 million to $1.42 billion, for the 13-weeks ended April 30, 2003, from $662 million for the 13-weeks ended May 1, 2002. Gross margin, as a percentage of sales, increased to 23.0% for the 13-weeks ended April 30, 2003, from 9.2% for the 13-weeks ended May 1, 2002. The increase in gross margin was primarily related to a charge of $625 million recorded in the first quarter of fiscal 2002 in conjunction with the store closing liquidation sales. Also favorably affecting gross margin was the higher gross margin rate realized during store closing liquidation sales, a decrease in the sale of food and consumables, which carry lower margins, and a decrease in promotional markdowns. The affect of these items was partially offset by higher clearance markdowns.

     SG&A, which includes advertising costs (net of co-op recoveries of $67 million in fiscal 2002) decreased $249 million for the 13-weeks ended April 30, 2003 to $1.42 billion, or 23.0% of sales, from $1.67 billion, or 23.3% of sales, for the 13-weeks ended May 1, 2002. The decrease in SG&A was primarily the result of the closure of 283 stores in the second quarter of fiscal 2002 and lower payroll and other related expenses in the first quarter of fiscal 2003 stemming from corporate headquarters cost reduction initiatives. In addition, SG&A was favorably affected by a decrease in utility expenses and electronic media advertising, and lower depreciation expense as a result of the impairment charge recorded in the fourth quarter of fiscal 2002. Offsetting the positive affect of these items was an increase in pension and workers' compensation expense and the previously discussed reclassification of co-op advertising recoveries.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     OPERATING LOSS for the 13-weeks ended April 30, 2003 was $39 million, or (0.6%) of sales, as compared to a loss of $1.01 billion, or (14.0%) of sales, for the same period of the previous year. The decrease in operating loss was primarily due to the 2002 charge for accelerated inventory markdowns of $625 million and the decrease in SG&A as previously discussed.

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

     The EFFECTIVE INCOME TAX rate was (0.7%) and (0.9%) for the 13-weeks ended April 30, 2003 and May 1, 2002, respectively; see Note 16 - Income Taxes in
Item 8 of this Form 10-K for a more detailed discussion.

NON-GAAP MEASURES

     Adjusted operating income is a non-GAAP measure. The Company has provided this non-GAAP measure as we believe the significant gain on sales of assets realized in fiscal 2004 do not reflect the results from our core business, and they distort the ability to assess the quality of our earnings. This non-GAAP measure provides a more meaningful comparison of our ongoing results and helps facilitate an analysis of the Company's operating performance. In addition, management excludes the effect of these gains when assessing the Company's results for the period. This non-GAAP financial measure should be evaluated in conjunction with, and is not a substitute for, GAAP financial measures. Following is a reconciliation of adjusted results to GAAP results:

                                   FISCAL YEAR    39-WEEKS ENDED     39-WEEKS ENDED    13-WEEKS ENDED   FISCAL YEAR
(dollars in millions)                 2004       JANUARY 26, 2005   JANUARY 28, 2004   APRIL 30, 2003       2002
---------------------              -----------   ----------------   ----------------   --------------   -----------
Adjusted operating income (loss)      $  875          $  742              $407              $(39)         $(2,306)
Gain (loss) on sales of assets           946             914                89                --               (5)
                                      ------          ------              ----              ----          -------
GAAP operating income (loss)          $1,821          $1,656              $496              $(39)         $(2,311)
                                      ======          ======              ====              ====          =======

LIQUIDITY AND FINANCIAL CONDITION

Kmart

     Since our emergence from Chapter 11, we have consistently improved our liquidity, increasing our cash balance from April 30, 2003 of $1.2 billion to $3.4 billion as of January 26, 2005. Main factors contributing to our cash increase have been positive cash flows from operations of $1.8 billion and proceeds from asset sales of $744 million. In addition, our significant cash and cash equivalent balance provided us the ability to terminate the Credit Facility (defined below) in January 2005, as further discussed below.

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

Holdings

     Upon the consummation of our merger with Sears, approximately $5 billion of the combined company's cash will be used to pay cash consideration to Sears' shareholders who elect to receive cash in lieu of stock or who have received a prorated portion of the merger allocation of 55% stock, 45% cash. In addition, a $4.0 billion revolving credit facility agreement will become effective and available, as further discussed below. This credit facility will be available for five years to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     We anticipate Holdings near-term use of liquidity to include: working capital needs for seasonal inventory purchases, capital expenditures relating to the conversion of Kmart stores to Sears stores, other working capital requirements and, depending on market conditions, the possible retirement of commercial paper. Additionally, Kmart is anticipating contributing approximately $240 million in cash payments to its pension plan in fiscal 2005. It is anticipated Holdings will satisfy these working capital requirements by utilizing its cash flows from operations, cash and cash equivalents and availability under the $4.0 billion revolving credit facility. However, Holdings liquidity and financial covenants could be adversely affected by significant negative sales trends, tightening of credit extended by Sears' and Kmart's vendors, the inability to access the $4.0 billion revolving credit facility and/or the impact of actual results which differ materially from those projected.

     In addition to near-term capital requirements, we expect Holdings long-term liquidity requirements to include payments on Sears' debt, lease payments, pension obligations and royalty license fees. Sears' term debt matures periodically from 2005 though 2043. Kmart and Sears have substantial operating and capital lease commitments over the next 5 years. Conversion of Kmart stores to Sears stores and the potential for acquisition of real estate of leased locations will also require additional capital. Achievement of long-term liquidity requirements will be dependent on Holdings ability to generate cash flows from operations, optimize its capital structure, generate returns on pension plan assets and monetize non-core or unproductive assets. This achievement will also depend on the outcome of material litigation, the effect of material acquisitions and the realization of expected revenue synergies and expense reductions from the merger.

LETTER OF CREDIT AGREEMENT

     During fiscal 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $600 million. Standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. No interest is charged for trade letters of credit issued under the LC Agreement; however, we are required to pay a fee on the cash collateral in excess of the outstanding letters of credit equal to 0.125% per annum.

     Under the terms of the LC Agreement, the Company has the ability to post either cash or inventory as collateral. The cash collateral account is subject to a pledge and security agreement pursuant to which the Company must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding under the LC Agreement. Electing inventory would result in incremental costs under the LC Agreement, and as of January 26, 2005, this election has not been made. The Company has $323 million of cash posted as collateral as of January 26, 2005. This cash is classified as Cash and cash equivalents in the accompanying Consolidated Balance Sheet due to our ability to post inventory as collateral at any time at our discretion.

     The LC Agreement contains customary covenants, including covenants that restrict our ability to incur or create liens on collateralized assets, and sell, transfer, assign or otherwise dispose of any collateralized assets. Failure to satisfy these covenants would result in an event of default that could result in our inability to issue new letters of credit. As of January 26, 2005, and in all periods since inception of the LC Agreement, we have been in compliance with all covenants of the LC Agreement.

CASH COLLATERAL

     During fiscal 2004, we have replaced letters of credit used as collateral for certain self-insurance programs with cash collateral which reduced fees paid by the Company with respect to the letters of credit. We continue to classify the cash collateral as Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of January 26, 2005, $261 million of cash was posted as collateral for our self-insurance programs.

CREDIT FACILITY

     Our credit agreement (the "Credit Facility") was an $800 million revolving credit facility with an equivalent letter of credit sub-limit. In fiscal 2004, we reduced the size, amended and restated our Credit Facility, and effective January 3, 2005, we voluntarily terminated the Credit Facility. In conjunction with these actions we accelerated the amortization of $23 million in associated debt issuance costs. Since its issuance, we only used the Credit Facility to support outstanding letters of credit.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

CASH FLOWS

     Operating activities provided net cash of $1,068 million in fiscal 2004. Net income after gains on sales of assets after-tax of $579 and bankruptcy related items after-tax of $37 million provided $490 million of operating cash flow in the current year. This increase from earnings was due primarily to the decrease in our SG&A expenses of $846 million; see Results of Operations for a detailed explanation. Cash flows were also positively affected by improvements in working capital, including incremental accounts payable due to improved terms with our vendors and timing of receipts. Net cash provided for the 39-weeks ended January 28, 2004 of $736 million was primarily driven by the reduction of merchandise inventories of $1.2 billion on a same-store basis. Also net income, excluding non-cash operating activities, provided $326 million in operating cash flow. These items were partially offset by payments of $481 million for bankruptcy exit costs and reorganization items. Net cash provided by operating activities for the 13-weeks ended April 30, 2003 of $576 million was primarily driven by a decrease in inventory of $480 million due to store liquidation sales and improved inventory management, partially offset by a decrease in accounts payable. Net cash provided by operating activities for fiscal 2002 of $88 million was affected by decreased payments on accounts payable due to the stay of pre-petition liabilities following the Predecessor Company's filing for protection under Chapter 11.

     Net cash provided by investing activities was $332 million in fiscal 2004 due largely to proceeds of $444 million from the sale of owned and assignment of leased properties to Sears and Home Depot (as defined below). We also received $118 million of proceeds from the sale of real and personal property not considered essential to our core operations. See Note 5 - Real Estate and Property Transactions in Item 8 of this Form 10-K for a more detailed discussion of these transactions. In fiscal 2004, we spent $124 million on the purchase of 31 previously leased properties. We also incurred costs of $106 million for necessary capital expenditures, including $75 million for additions or betterments to our stores or distribution centers. Net cash provided by investing activities for the 39-weeks ended January 28, 2004 of $74 million was due primarily to the sale of properties and other assets of $182 million, partially offset by $108 million of costs incurred predominantly related to the purchase of 17 stores and one distribution center that were previously leased and capital expenditures for store maintenance. Net cash provided for the 13-weeks ended April 30, 2003 of $60 million was the result of proceeds of $64 million from the sale of four Kmart owned store locations and the sale of furniture and fixtures from closed store locations. Net cash used for fiscal 2002 of $223 million was primarily due to capital expenditures for store improvements.

     Net cash used for financing activities was $53 million in fiscal 2004 due to payments on capital lease obligations and mortgages payable. In addition, our non-cash financing activity included the receipt of $88 million in treasury stock as part of settlement agreements with past providers of our surety bonds and critical vendor claims. See Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting in Item 8 of this Form 10-K for a more detailed description. For the 39-weeks ended January 28, 2004, financing activities provided $46 million. In this period, the Company received proceeds of $140 million from the issuance of common stock to the Plan Investors and proceeds of $60 million from the issuance of the convertible note to affiliates of ESL upon emergence from Chapter 11. The positive effect of these items was partially offset by payments made for other financing arrangements, including capital lease obligations and mortgages on properties we own. Net cash used during the 13-weeks ended April 30, 2003 of $17 million was primarily due to payments on debt and capital lease obligations. Net cash used in fiscal 2002 of $497 million was due primarily to the repayment of the DIP Credit Facility and payments on capital leases.

     The Company has a share repurchase program with authorization to repurchase $100 million in Common Stock. At January 26, 2005, we had repurchased approximately $4 million of Common Stock.

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

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     In fiscal 2004, the Company contribution to the plans was approximately $11 million. The minimum funding requirement for 2005 is $4 million; however the Company intends to make a $240 million voluntary contribution to the pension plan in fiscal 2005.

REAL ESTATE TRANSACTIONS

Home Depot U.S.A., Inc.

     During fiscal 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell four properties and assign 14 properties for an aggregate purchase price of $271 million. Pursuant to these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. The Company completed the assignment of 13 of the remaining properties in the third quarter of fiscal 2004, resulting in proceeds to the Company of $200 million in cash, and a gain of $198 million. We closed on the final property during the fourth quarter, resulting in additional proceeds of $12 million in cash and a gain of $12 million.

Sears, Roebuck and Co.

     On September 29, 2004, the Company agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. The Company received 30% of the purchase price in September 2004, upon closing, and recognized a gain on the transaction of $599 million. Under the original terms of the Asset Purchase Agreement for this transaction, the remaining 70% of the purchase price is to be received when Sears occupies the properties, which was originally scheduled to be no later than April 15, 2005. The parties intend to amend the Asset Purchase Agreement to provide that such occupancy delivery dates, and payment dates, for certain of the stores will be later than April 15, 2005, which will affect the amount and timing of the Company's receipt of cash. The receivable for the remaining purchase price of $403 million is included in Accounts receivable, net in our Consolidated Balance Sheet at January 26, 2005.

HOLDINGS CREDIT FACILITY

     On February 22, 2005, Holdings entered into a $4.0 billion revolving credit facility agreement. The credit facility will become effective only upon consummation of the business combination between Kmart and Sears, which is subject to shareholder approval and other conditions, and is expected to occur in March 2005.

SPECIAL CHARGES

     Special charges are transactions, which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. For the 13-weeks ended April 30, 2003 and fiscal year 2002, the Predecessor Company recorded special charges of $42 million and $1.63 billion, respectively. For a comprehensive discussion see
Note 22 in Item 8 of this Form 10-K.

REORGANIZATION ITEMS, NET

     Reorganization items represent amounts the Predecessor Company incurred as a result of Chapter 11, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7. The Predecessor Company recorded $769 million and $363 million for the 13-weeks ended April 30, 2003 and fiscal year 2002, respectively, for reorganization items. The net increase in Reorganization items for the 13-weeks ended April 30, 2003 as compared to fiscal 2002, is primarily due to the settlement with Fleming Corporation of its $1.5 billion claim against the Predecessor Company for $385 million, expense of $200 million for estimated claims for rejected executory contracts and the charge of $158 million for store closings in fiscal 2003, partially offset by the charge of $185 million for store closings in fiscal 2002. For a comprehensive discussion see Note 23 in Item 8 of this Form 10-K.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

DISCONTINUED OPERATIONS

     The Company applied the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to the stores sold in fiscal 2004, and determined that none of the stores met the criteria to be accounted for as discontinued operations.

     During the first quarter of fiscal 2003 and the second quarter of fiscal 2002, the Predecessor Company closed 316 and 283 stores, respectively. Of the total store closings 121 met the criteria for discontinued operations. For a comprehensive discussion see Note 21 in Item 8 of this Form 10-K.

     Of the 599 stores that were closed in fiscal years 2003 and 2002, 478 are included in continuing operations, as they did not meet the criteria for discontinued operations. For the 13-weeks ended April 30, 2003, 250 of the 316 stores closed were accounted for in continuing operations. Total sales, gross margin and SG&A for these 250 stores were $854 million, $301 million and $146 million, respectively. For fiscal 2002, total sales, gross margin and SG&A for the 478 closed stores that were reported in continuing operations were $4.95 billion, $890 million and $1.02 billion, respectively.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements, and under contingent commitments is aggregated in the following tables.

                                                                    PAYMENTS DUE BY PERIOD
                                                --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS (DOLLARS IN MILLIONS)    TOTAL   WITHIN 1 YEAR   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
---------------------------------------------   ------   -------------   ---------   ---------   -------------
Operating leases                                $4,397       $  451        $  820      $  679        $2,447
Purchase obligations                             1,311        1,307             4           -            --
Capital lease obligations                          750          103           150         129           368
Royalty license fees                               304           96           171          37            --
Pension funding obligations                        979            4           558         417            --
Long-term debt                                     112            4            69          11            28
                                                ------       ------        ------      ------        ------
Total contractual cash obligations              $7,853       $1,965        $1,772      $1,273        $2,843
                                                ======       ======        ======      ======        ======

                                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                     -------------------------------------------------------------
OTHER COMMERCIAL COMMITMENTS (DOLLARS IN MILLIONS)   TOTAL   WITHIN 1 YEAR   2-3 YEARS   4-5 YEARS   AFTER 5 YEARS
--------------------------------------------------   -----   -------------   ---------   ---------   -------------
Standby letters of credit                             $156        $156          $--         $--           $--
Trade letters of credit                                166         166           --          --            --
                                                      ----        ----          ---         ---           ---
Total commercial commitments                          $322        $322          $--         $--           $--
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

     We pay royalties under various merchandise license agreements, which are generally based on sales of products covered under these agreements. We currently have license agreements for which we pay royalties to use the Thalia Sodi, Jaclyn Smith, Joe Boxer, Martha Stewart Everyday, and Route 66 trademark. Royalty license fees represent the minimum we are obligated to pay, regardless of sales, as guaranteed royalties under our various merchandise license agreements. If sales for products included in these agreements exceed certain thresholds, we would be obligated to pay more than the minimum guaranteed.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

OTHER MATTERS

LAWSUITS, INVESTIGATIONS AND OTHER CONTINGENT LIABILITIES

     We are a party to claims, lawsuits and pending actions which are routine and incidental to our business. To the extent that any claim relates to a contract which was assumed by the Successor Company upon emergence from Chapter 11 or relates to a time period occurring after the Petition Date, the Successor Company shall be responsible for any damages which may result. In addition, certain contracts allow for damage provisions or other repayments as a result of our termination of the contracts. For a comprehensive discussion see Note 24 in
Item 8 of this Form 10-K.

OTHER

     On March 2, 2004, Footstar, Inc. ("FTS") and its direct and indirect subsidiaries, including the Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Kmart is a party to a master agreement with FTS that provides FTS with a non-transferable, exclusive right and license to operate the footwear departments in Kmart stores. Subsidiaries of Meldisco, substantially all of which are 49% owned by Kmart and 51% owned by FTS, operate the footwear departments pursuant to license agreements between those subsidiaries and Kmart.

     On August 12, 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. On September 30, 2004, the Company objected to that motion, and also filed a separate motion to terminate the master agreement and the license agreements because of various defaults by FTS under the master agreement. On February 16, 2005, the bankruptcy court overruled one of the Company's objections to assumption of the master agreement. The bankruptcy court has yet to rule on the Company's several other grounds for objecting to assumption and moving to terminate the master agreement. Should the bankruptcy court overrule the Company's objection in its entirety and permit FTS to assume the master agreement and the license agreements, FTS must cure all past defaults under those agreements. On July 26, 2004, the Company filed a proof of claim in the FTS bankruptcy case for an amount in excess of our recorded receivable of $24 million. The Company believes the cure amount may be substantially in excess of $24 million. FTS asserts that the amount required to cure past defaults is not more than $19 million, and that such amount should be reduced by overpayments FTS alleges it made to the Company for certain fees. If no resolution is achieved consensually with FTS with respect to the assumption of the master agreement, the license agreements and the cure amount, and the bankruptcy court permits FTS to assume the master agreement and the license agreements, the cure amount will be determined by the bankruptcy court.

     FTS filed a proposed plan of reorganization with the bankruptcy court on November 12, 2004. Kmart's results, with respect to the footwear master agreement, may be affected by whether (i) FTS is authorized by the bankruptcy court to assume the master agreement and the license agreements, obtains bankruptcy court approval of its plan of reorganization and successfully emerges from bankruptcy; (ii) FTS is able to successfully manage its business in the future and achieve the results projected in its plan of reorganization; or (iii) Kmart's motion to terminate the master and license agreements is granted or FTS fails to obtain bankruptcy court approval of its plan of reorganization, which would cause Kmart to pursue alternative arrangements including potentially sourcing footwear merchandise directly.

     The Capital One and Capital Factors lawsuits, each more fully described in
Note 24 in Item 8 of this Form 10-K, together have the potential to have a material favorable effect on our financial statements. At the current time the ultimate amount of recovery on each of these matters cannot be determined and any individual recovery may not have a material effect on our financial statements.

     In March 2002, the Court issued an order providing for the continuation of the Predecessor Company's existing surety bond coverage, which permitted the Predecessor Company to self-insure its workers' compensation programs in various states. We have reached agreements with issuers of pre-petition bonds.

     On February 11, 2005, the Company filed an amendment to our Annual Report on Form 10-K for the year ended January 28, 2004. The Company also amended our 10-Q's for the three periods subsequent to January 28, 2004. Such amendments reflect the recognition of an embedded beneficial conversion feature of our convertible note issued upon emergence from bankruptcy. Amounts restated in our amended filings have been reflected within this Annual Report on Form 10-K for the year ended January 26, 2005.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

Merger Litigation

     Following the announcement of the proposed merger with Sears on November 17, 2004, several actions have been filed purporting to challenge the merger, as follows:

     Three cases, styled William Fischer v. Sears, Roebuck and Co., et al. (Case No. 04 CH 19137), City of Dania Beach Police & Firefighters Retirement System v. Sears, Roebuck and Co. et al. (Case No. 04 CH 19548) and Central Laborers Pension Fund v. Sears, Roebuck and Co. et al. (Case No. 04 CH 19435), have been filed in the Circuit Court of Cook County, Illinois, Chancery Division. These cases assert claims on behalf of a purported class of Sears stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, related to an alleged breach of fiduciary duty in connection with the mergers. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears stockholders. The complaints seek provisional and permanent injunctive relief; the Fischer complaint also seeks damages. The cases have been reassigned to a single judge and the plaintiffs have filed a consolidated and amended complaint. On February 1, 2005, the court granted the defendants motion to stay or dismiss these Illinois actions in favor of the pending New York action discussed immediately below. Accordingly, these actions are stayed pending resolution of the New York actions discussed below. Plaintiffs have filed a notice of appeal of the stay order to the Appellate Court of Illinois - First District.

     Two cases, styled Gershon Chanowitz, et al. v. Hall Adams, Jr., et al. (Index No. 04/603903) and Nathan Krantman v. William Bax, et al. (index 04/603889), have been filed in the Supreme Court of the State of New York, New York County. On February 15, 2005 the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiff's filed a superceding consolidated Amended Class Action Complaint. The consolidated complaint asserts claims on behalf of a purported class of Sears stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for Sears stockholders. Plaintiffs also have named Kmart, Edward S. Lampert, and ESL Investments, Inc. as defendants on the ground that they aided and abetted the alleged breaches of fiduciary duty. Additionally, the plaintiffs claim that the defendants have made insufficient and misleading disclosures in connection with the mergers. The complaint seeks provisional and permanent injunctive relief, as well as damages. Also, on February 16, 2005, the plaintiffs filed an order to show cause seeking expedited discovery about the appraisal of Sears' real estate. A briefing schedule on the motion has not yet been set. On February 25, 2005, Defendants filed a motion to dismiss the complaint.

     The lawsuits are in their preliminary stages, and it is impossible to predict their outcome at this time. Kmart intends to defend itself vigorously in respect of the claims asserted against it.

STORE ACTIVITY

     During fiscal 2004, the Company purchased 31 previously leased store locations; sold owned or assigned leases for 20 store locations; closed five stores; and allowed leases for an additional six stores to expire. As of January 26, 2005, we operated 1,480 stores.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not anticipate any effect on the Company upon adoption of SFAS No. 151.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS 123(R) establishes standards for the accounting for share-based payment transactions in which an entity received employee services in exchange for either equity instruments of the entity or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value at grant date. There was no effect to the Company upon the adoption of SFAS No. 123(R) as our current accounting for stock-based compensation conforms to this requirement.

(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

     We have reviewed all new applicable guidance and do not deem any other new standards to have a significant effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     At January 26, 2005, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes.

Item 8. Financial Statements and Supplementary Data

The following information is submitted pursuant to the requirements of Item 8:

                                                                            Page
                                                                            ----
Consolidated Statements of Operations
Successor Company - for the year ended January 26, 2005 and
   the 39-weeks ended January 28, 2004
Predecessor Company - for the 13-weeks ended April 30, 2003 and
   year ended January 29, 2003...........................................    28

Consolidated Balance Sheets
Successor Company - as of January 26, 2005 and January 28, 2004..........    29

Consolidated Statements of Cash Flows
Successor Company - for the year ended January 26, 2005 and the 39-weeks ended January 28, 2004
Predecessor Company - for the 13-weeks ended April 30, 2003 and
   year ended January 29, 2003...........................................    30

Consolidated Statements of Shareholders' Equity (Deficit)
Successor Company - for the year ended January 26, 2005 and
   the 39-weeks ended January 28, 2004
Predecessor Company - for the 13-weeks ended April 30, 2003 and
   year ended January 29, 2003...........................................    31

Notes to Consolidated Financial Statements...............................    32

Schedule II - Valuation and Qualifying Accounts..........................    63

Management's Annual Report on Internal Control Over
   Financial Reporting...................................................    64

Management's Responsibility for Financial Statements.....................    65

Independent Registered Public Accounting Firm Report on Internal
   Controls..............................................................    66

Reports of Independent Registered Public Accounting Firm.................    67

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                           SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                                                    ------------------------------   ----------------------------
                                                                    FISCAL YEAR    39-WEEKS ENDED    13-WEEKS ENDED   FISCAL YEAR
                                                                        2004      JANUARY 28, 2004   APRIL 30, 2003       2002
                                                                    -----------   ----------------   --------------   -----------
Sales                                                                 $19,701         $17,072            $6,181         $29,352
Cost of sales, buying and occupancy                                    14,670          13,084             4,762          24,842
                                                                      -------         -------            ------         -------

Gross margin                                                            5,031           3,988             1,419           4,510
Selling, general and administrative expenses                            4,156           3,581             1,421           6,242
Net (gain) loss on sales of assets                                       (946)            (89)               --               5
Restructuring, impairment and other charges                                --              --                37             574
                                                                      -------         -------            ------         -------

Operating income (loss)                                                 1,821             496               (39)         (2,311)
Interest expense, net                                                     108             127                57             155
Bankruptcy-related recoveries                                             (59)             (4)               --              --
Equity income in unconsolidated subsidiaries                               (3)             (5)               (7)            (34)
Reorganization items, net                                                  --              --               769             363
                                                                      -------         -------            ------         -------

Income (loss) from continuing operations before income taxes            1,775             378              (858)         (2,795)
Provision for (benefit from) income taxes                                 669             144                (6)            (24)
                                                                      -------         -------            ------         -------

Income (loss) from continuing operations                                1,106             234              (852)         (2,771)
Discontinued operations (net of income taxes of $0)                        --              --               (10)           (448)
                                                                      -------         -------            ------         -------

Net income (loss)                                                     $ 1,106         $   234            $ (862)        $(3,219)
                                                                      =======         =======            ======         =======

Basic income (loss) per common share from continuing operations       $ 12.39         $  2.61            $(1.63)        $ (5.47)
Discontinued operations                                                    --              --             (0.02)          (0.89)
                                                                      -------         -------            ------         -------
Basic net income (loss) per common share                              $ 12.39         $  2.61            $(1.65)        $ (6.36)
                                                                      =======         =======            ======         =======

Diluted income (loss) per common share from continuing operations     $ 11.00         $  2.51            $(1.63)        $ (5.47)
Discontinued operations                                                    --              --             (0.02)          (0.89)
                                                                      -------         -------            ------         -------
Diluted net income (loss) per common share                            $ 11.00         $  2.51            $(1.65)        $ (6.36)
                                                                      =======         =======            ======         =======

Basic weighted average shares (millions)                                 89.3            89.6             522.7           506.4

Diluted weighted average shares (millions)                              101.4            93.3             522.7           506.4

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                         JANUARY 26, 2005   JANUARY 28, 2004
                                                                         ----------------   ----------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                  $3,435             $2,088
   Merchandise inventories                                                     3,281              3,238
   Accounts receivable, net                                                      646                301
   Other current assets                                                          179                184
                                                                              ------             ------
TOTAL CURRENT ASSETS                                                           7,541              5,811
Property and equipment, net                                                      315                153
Deferred tax asset                                                               726                 33
Other assets and deferred charges                                                 69                 77
                                                                              ------             ------

TOTAL ASSETS                                                                  $8,651             $6,074
                                                                              ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Mortgages payable due within one year                                      $    4             $    4
   Accounts payable                                                            1,092                820
   Accrued expenses and other liabilities                                        717                671
   Taxes other than income taxes                                                 273                281
                                                                              ------             ------
TOTAL CURRENT LIABILITIES                                                      2,086              1,776
LONG-TERM LIABILITIES
   Long-term debt and mortgages payable                                           91                 76
   Capital lease obligations                                                     276                374
   Pension obligations                                                         1,004                873
   Unfavorable operating leases                                                  294                342
   Other long-term liabilities                                                   431                424
                                                                              ------             ------
TOTAL LIABILITIES                                                              4,182              3,865

SHAREHOLDERS' EQUITY
   Preferred stock 20,000,000 shares authorized; no shares outstanding            --                 --
   Common stock $0.01 par value, 500,000,000 shares authorized;
      88,693,006 and 89,633,760 shares issued, respectively                        1                  1
   Treasury stock, at cost                                                       (86)                (1)
   Capital in excess of par value                                              3,291              1,974
   Retained earnings                                                           1,340                234
   Accumulated other comprehensive (loss) income                                 (77)                 1
                                                                              ------             ------
TOTAL SHAREHOLDERS' EQUITY                                                     4,469              2,209
                                                                              ------             ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $8,651             $6,074
                                                                              ======             ======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)

                                                                   SUCCESSOR COMPANY              PREDECESSOR COMPANY
                                                            ------------------------------   -----------------------------
                                                                              39-WEEKS          13-WEEKS
                                                            FISCAL YEAR         ENDED             ENDED       FISCAL YEAR
                                                                2004      JANUARY 28, 2004   APRIL 30, 2003       2002
                                                            -----------   ----------------   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $1,106           $  234            $ (862)        $(3,219)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                           69               53               177             737
          Store closings inventory charges                        14               --                --              --
          Net (gain) loss on sales of assets                    (946)             (89)               --               5
          Net gain on bankruptcy-related settlements             (59)              (4)               --              --
          Deferred income taxes                                  597              137                --              --
          Equity income in unconsolidated subsidiaries            (3)              (5)               (7)            (34)
          Restructuring, impairments and other charges            --               --                44           2,036
          Reorganization items, net                               --               --               769             363
   Net cash received from bankruptcy-related settlements          10                4                --              --
   Dividends received from Meldisco                                3               --                36              45
   Cash used for store closings and other charges                 --              (15)              (64)           (134)
   Cash used for payments of exit costs and other
     reorganization items                                         --             (481)              (19)           (135)
   Change in:
          Merchandise inventories                                (57)           1,193               480            (168)
          Accounts receivable                                     44               86               114              68
          Accounts payable                                       272             (340)             (117)            401
          Taxes payable                                           77             (197)              (16)             23
          Other assets                                            53               34                 9              33
          Other liabilities                                     (112)             126                32              67
                                                              ------           ------            ------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,068              736               576              88
                                                              ------           ------            ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of assets                                 562              182                64              29
   Capital expenditures                                         (230)            (108)               (4)           (252)
                                                              ------           ------            ------         -------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES             332               74                60            (223)
                                                              ------           ------            ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on capital lease obligations                         (49)             (75)              (16)            (94)
   Payments on debt                                               (4)             (37)               (1)            (31)
   Debt issuance costs                                            --              (48)               --             (42)
   Fees paid to Plan Investors                                    --              (13)               --              --
   Purchase of treasury stock                                     --               (4)               --              --
   Issuance of common shares                                      --              140                --              --
   Proceeds from issuance of debt                                 --               83                --              --
   Net payments for DIP Credit Facility                           --               --                --            (330)
                                                              ------           ------            ------         -------
NET CASH (USED FOR) PROVIDED BY  FINANCING ACTIVITIES            (53)              46               (17)           (497)
                                                              ------           ------            ------         -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        1,347              856               619            (632)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2,088            1,232               613           1,245
                                                              ------           ------            ------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $3,435           $2,088            $1,232         $   613
                                                              ======           ======            ======         =======
SUPPLEMENTAL DISCLOSURE ABOUT NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Bankruptcy related settlements resulting in the
    receipt of treasury stock                                 $   88           $   --            $   --         $    --
                                                              ======           ======            ======         =======
   Sale of owned and assignment of leased properties          $  403           $   --            $   --         $    --
                                                              ======           ======            ======         =======
   Issuances of common stock for convertible preferred
      securities                                              $   --           $   --            $   --         $   244
                                                              ======           ======            ======         =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(DOLLARS AND SHARES IN MILLIONS)

                                                                                 CAPITAL      RETAINED      ACCUMULATED
                                                                                IN EXCESS     EARNINGS/        OTHER
                                                  NUMBER    COMMON   TREASURY     OF PAR    (ACCUMULATED   COMPREHENSIVE
                                                OF SHARES    STOCK     STOCK      VALUE       DEFICIT)     INCOME (LOSS)    TOTAL
                                                ---------   ------   --------   ---------   ------------   -------------   -------
BALANCE AT JANUARY 30, 2002 - PREDECESSOR
   COMPANY                                         503      $ 503      $ --      $ 1,695      $ 1,384         $ (352)      $ 3,230

Comprehensive Loss
   Net loss                                         --         --        --           --       (3,219)            --        (3,219)
   Additional minimum pension liability
     adjustment                                     --         --        --           --           --           (554)         (554)
   Market value adjustment for investments          --         --        --           --           --             (1)           (1)
                                                                                                                           -------
TOTAL COMPREHENSIVE LOSS                                                                                                    (3,774)
Conversion of preferred securities                  17         17        --          227           --             --           244
Cancellation of restricted stock                    (1)        (1)       --           --           --             --            (1)
                                                  ----      -----      ----      -------      -------         ------       -------

BALANCE AT JANUARY 29, 2003 - PREDECESSOR
   COMPANY                                         519        519        --        1,922       (1,835)          (907)         (301)

Comprehensive Loss
   Net loss excluding Plan of Reorganization
     and Fresh-Start Accounting Adjustments         --         --        --           --         (855)            --          (855)
                                                                                                                           -------
TOTAL COMPREHENSIVE LOSS                                                                                                      (855)
Conversion of preferred securities                  18         18        --          241           --             --           259
                                                  ----      -----      ----      -------      -------         ------       -------

BALANCE PRIOR TO APPLICATION OF FRESH-START
   ACCOUNTING                                      537        537        --        2,163       (2,690)          (907)         (897)

Adjust pension plan to fair market value            --         --        --           --           --            (94)          (94)
Cancellation of Predecessor Company equity
   and application of Fresh-Start accounting      (537)      (537)       --       (2,163)       2,690          1,001           991
Capitalization of Successor Company                 90          1        --        1,743           --             --         1,744
                                                  ----      -----      ----      -------      -------         ------       -------

BALANCE AT APRIL 30, 2003 - SUCCESSOR COMPANY       90          1        --        1,743           --             --         1,744

Comprehensive Income
   Net income                                       --         --        --           --          234             --           234
   Market value adjustment for investments          --         --        --           --           --              1             1
                                                                                                                           -------
TOTAL COMPREHENSIVE INCOME                                                                                                     235
Unearned compensation                               --         --         3           (3)          --             --            --
Pre-petition tax settlements/valuation
   reserve adjustments                              --         --        --          233           --             --           233
Purchase of treasury stock                          --         --        (4)          --           --             --            (4)
Other                                               --         --        --            1           --             --             1
                                                  ----      -----      ----      -------      -------         ------       -------

BALANCE AT JANUARY 28, 2004 - SUCCESSOR
   COMPANY                                          90          1        (1)       1,974          234              1         2,209

Comprehensive Income
   Net income                                       --         --        --           --        1,106             --         1,106
   Minimum pension liability adjustment, net of
     tax                                            --         --        --           --           --            (77)          (77)
   Market value adjustment for investments          --         --        --           --           --             (1)           (1)
                                                                                                                           -------
TOTAL COMPREHENSIVE INCOME                                                                                                   1,028
Unearned compensation                               --         --         4            2           --             --             6
Pre-petition tax settlements/valuation reserve
   adjustments                                      --         --        --        1,297           --             --         1,297
Bankruptcy related settlement agreements            (1)        --       (88)          18           --             --           (70)
Other                                               --         --        (1)          --           --             --            (1)
                                                  ----      -----      ----      -------      -------         ------       -------

BALANCE AT JANUARY 26, 2005 - SUCCESSOR
   COMPANY                                          89      $   1      $(86)     $ 3,291      $ 1,340         $  (77)      $ 4,469
                                                  ====      =====      ====      =======      =======         ======       =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

     Kmart Holding Corporation ("Kmart," "we," "us," "our," the "Company" or the "Successor Company") is the nation's third largest discount retailer. We operate in the general merchandise retailing industry through 1,480 Kmart discount stores and Supercenters with locations in 49 states, Puerto Rico, the U.S. Virgin Islands, Guam and through our e-commerce shopping site, www.kmart.com.

     These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis applying certain estimates and judgments based upon currently available information and management's view of current conditions and circumstances. On this basis, we believe that these financial statements reasonably present the financial position and results of operations of Kmart Holding Corporation. Certain prior period amounts have been reclassified to conform to the current year presentation.

     The American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") requires that the financial statements for the period following filing for Chapter 11 bankruptcy protection through the date a plan of reorganization is confirmed distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses and provisions for losses directly associated with reorganization and restructuring of the business during the Predecessor Company's (defined below) bankruptcy proceedings have been reported separately as Reorganization items, net in the Consolidated Statements of Operations. See Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a more detailed discussion of the Company's Chapter 11 proceedings.

2)   MERGER WITH SEARS, ROEBUCK AND CO.

     On November 17, 2004, Kmart and Sears, Roebuck and Co. ("Sears") announced a business combination pursuant to an Agreement and Plan of Merger, dated as of November 16, 2004 (the "Merger Agreement"). The combined company will be a new retail company named Sears Holdings Corporation ("Holdings"). Upon the consummation of the merger, which is subject to shareholder approval and other conditions, Kmart and Sears will become wholly-owned subsidiaries of Holdings.

     Holdings is expected to be the third largest retailer in the United States, initially with approximately $55 billion in annual revenues and with approximately 3,800 full-line and specialty retail stores in the United States and Canada.

     Under the terms of the Merger Agreement, Kmart shareholders will receive one share of Holdings common stock for each Kmart share owned. Sears shareholders have the right to elect $50 in cash or 0.5 of a share of Holdings for each Sears share. Sears shareholder elections will be prorated to ensure that in the aggregate 55 percent of Sears shares are converted into Holdings shares and 45 percent of Sears shares are converted to cash. An aggregate of approximately 61 million shares of Holdings common stock will be issued and approximately $5 billion in cash will be paid in consideration for (i) all outstanding common stock of Sears based upon the proration provisions set forth above, and the exchange ratio of 0.5 of a share of Holdings common stock for one share of Sears common stock and (ii) all outstanding stock options of Sears. Approximately 95 million shares of Holdings common stock will be issued in exchange for all outstanding common stock of Kmart based on the one-for-one exchange ratio. As a result of the merger, the former shareholders of Kmart will have an approximate 63% interest in Holdings (assuming the exercise of certain options) and the former shareholders of Sears will have an approximate 37% interest in Holdings.

     The merger will be treated as a purchase business combination for accounting purposes, and Sears' assets acquired and liabilities assumed will be recorded at their fair values.

     In several circumstances involving a change in a board's recommendation in favor of the merger agreement or a third party acquisition proposal, Kmart may become obligated to pay up to $380 million in termination fees, and Sears may be obligated to pay up to $400 million in termination fees. In addition, if Sears stockholders do not approve the merger agreement, Sears must reimburse Kmart for all costs and expenses incurred by Kmart in connection with the merger agreement up to $10 million.

     ESL Investments, Inc. ("ESL") and its affiliates will beneficially own between approximately 40% and 44% of Holdings common stock, including options to purchase approximately 6.5 million shares of Holdings common stock, assuming that approximately 156 million shares of Holdings common stock will be issued in the merger. The actual ownership percentage will depend on the actual number of shares of Holdings common stock that are issued in the merger and the elections that Sears stockholders make. Prior to the merger, ESL and its affiliates beneficially own approximately 14% of the outstanding shares of Sears common stock.

     Holdings common stock will be traded on the NASDAQ Stock Market under the symbol "SHLD."

3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Kmart operates discount department stores located in 49 states, Puerto Rico, the U.S. Virgin Islands and Guam and through its e-commerce shopping site, www.kmart.com. We have one operating segment that comprises our retail business.

     Basis of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

     Cash: Cash and cash equivalents include money market funds and all highly-liquid investments with maturities of three months or less. Included are temporary investments of $3.3 billion and $1.9 billion at January 26, 2005 and January 28, 2004, respectively.

     Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market, primarily under the retail inventory accounting method using the first-in, first-out (FIFO) basis. The Predecessor Company method of accounting for merchandise inventories was the last-in, first-out (LIFO) method. In connection with Fresh-Start accounting (defined in Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting), we have elected the FIFO method of accounting for merchandise inventories. We believe that this change provides a better matching of expenses and revenues given falling product costs that have resulted in the value of merchandise inventories under the LIFO method approximating replacement cost on a FIFO basis. As part of the provisions of Fresh-Start accounting, we did not restate our financial statements for prior periods for the change in accounting method.

     The Predecessor Company recorded a LIFO credit of $25 million and $79 million to decrease the LIFO reserve in the 13-weeks ended April, 30, 2003 and fiscal 2002, respectively.

     Allowance for Doubtful Accounts: The Company provides an allowance for doubtful accounts based on historical experience and on a specific identification basis. Allowances for doubtful accounts on accounts receivable balances were $40 million and $78 million as of January 26, 2005 and January 28, 2004, respectively.

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

     Depreciation and Amortization: Depreciation and amortization, including depreciation of property held under capital leases, are computed based upon the estimated useful lives of the respective assets using the straight-line method for financial statement purposes, and accelerated methods for tax purposes. The range of lives are generally 25 to 50 years for buildings, 3 to 20 years for furniture, fixtures and equipment, and 3 to 7 years for computer systems and computer equipment. Leasehold improvement lives can vary from the remaining life of the existing term of a lease up to a maximum of 25 years.

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

     Financial Instruments: Cash and cash equivalents, accounts receivable, trade accounts payable, credit facilities and accrued liabilities are reflected in our financial statements at cost, which approximates fair value due to the short-term nature of these instruments. The fair value of our debt is discussed in Note 9 - Long-Term Debt and Mortgages Payable.

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

     Revenue Recognition: We recognize revenue from the sale of merchandise at the time the merchandise is sold, net of anticipated returns. We defer the recognition of layaway sales and profit until the period the merchandise is delivered to the customer. Our deferred revenue is recorded in Accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.

     Cost of Sales, Buying and Occupancy: Cost of sales, buying and occupancy includes the cost of merchandise, freight charges, distribution expenses, including receiving costs, inspection costs and warehousing costs, store occupancy and inventory procurement expenses.

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

     Advertising Costs: Advertising costs are expensed as incurred and amounted to $446 million, $429 million, $182 million and $625 million for fiscal 2004, the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal 2002, respectively. These costs are included in SG&A in the accompanying Consolidated Statements of Operations. Advertising costs are net of co-op recoveries from vendors of $266 million in fiscal 2002. Fiscal 2004 and 2003 co-op recoveries are classified in Cost of sales, buying & occupancy in accordance with EITF 02-16 as noted above.

     Income Taxes: Deferred income taxes are provided for temporary differences between financial statement and taxable income. We accrue U.S. and foreign taxes payable on our pro rata share of the earnings of subsidiaries, except with respect to earnings that are intended to be permanently reinvested, or expected to be distributed free of additional tax by operation of relevant statutes currently in effect, and by utilization of available tax credits and deductions. The Predecessor Company initially recorded a full valuation allowance against net deferred tax assets in accordance SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), as realization of such assets in future years was uncertain. Adequacy of the valuation allowance is reevaluated periodically based on the expected timing of utilization of the related assets and the likelihood of future taxable income. See Note 16 - Income Taxes.

     Stock-based Compensation: In fiscal 2003, we voluntarily elected to account for stock-based compensation using the fair value method on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS No. 148"). The effect of the election was not material to the results of operations for any period presented.

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

     In accordance with the disclosure requirements of SFAS No. 148, the pro forma effects of recognizing compensation income (expense) on net loss and loss per share, had the Predecessor Company applied the fair value method of accounting for stock options is as follows:

                                                                  Predecessor Company
                                                             ----------------------------
                                                             13-Weeks Ended   Fiscal Year
(dollars in millions, except per share data)                 April 30, 2003       2002
--------------------------------------------                 --------------   -----------
Net loss, as reported                                            $ (862)        $(3,219)
Deduct:  Total stock-based employee compensation
   income (expense) determined under the fair value
   based method for all awards, net of related tax effects          38              (14)
                                                                 ------         -------
Pro forma net loss                                               $ (824)        $(3,233)
                                                                 ======         =======

Basic/diluted loss per share:
   As reported                                                   $(1.65)        $ (6.36)
                                                                 ======         =======
   Pro forma                                                     $(1.58)        $ (6.39)
                                                                 ======         =======

     All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

     Pro forma stock-based employee compensation income of $38 million for the 13-weeks ended April 30, 2003 is due to the reversal of expense for options that were not vested upon cancellation of the outstanding stock awards of the Predecessor Company.

     Earnings (Loss) Per Share: Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assumes the exercise of stock options, the conversion of convertible debt and the effect of restricted stock when dilutive.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding for fiscal year 2004 and the 39-weeks ended January 28, 2004 is as follows:

                                          Successor Company
                                   ------------------------------
                                   Fiscal Year    39-Weeks Ended
(in millions)                          2004      January 28, 2004
-------------                      -----------   ----------------
Basic weighted average shares          89.3            89.6
Dilutive effect of stock options        6.1             3.7
9% convertible note                     6.0              --
                                      -----            ----
Diluted weighted average shares       101.4            93.3
                                      =====            ====

     Basic weighted average shares includes approximately 9.3 million shares in fiscal year 2004 and 18.6 million shares in the 39-weeks ended January 28, 2004 reserved for the issuance to Class 5 claimholders pursuant to the Plan of Reorganization. See Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

     A reconciliation of net income per basic earnings per share to diluted earnings per share for fiscal year 2004 and the 39-weeks ended January 28, 2004 is as follows:

                                                                                    Successor Company
                                                                             ------------------------------
                                                                             Fiscal Year    39-Weeks Ended
(dollars in millions)                                                            2004      January 28, 2004
---------------------                                                        -----------   ----------------
Net income available to common shareholders                                     $1,106           $234
Interest and accretion of debt discount on 9% convertible note, net of tax           9             --
                                                                                ------           ----
Income available to common shareholders with assumed conversions                $1,115           $234
                                                                                ======           ====

     Approximately 150,000 stock options and 51,000 shares of restricted stock were excluded from the calculation of diluted earnings per share for fiscal 2004 as they were anti-dilutive. The convertible note was excluded from the calculation of diluted earnings per share for the 39-weeks ended January 28, 2004 as it was anti-dilutive.

     All common stock equivalents of the Predecessor Company were excluded from the calculation of diluted earnings per share for the 13-weeks ended April 30, 2003 and fiscal year 2002 as they were anti-dilutive. Upon emergence from bankruptcy, all common stock equivalents of the Predecessor Company were cancelled.

     Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, allowance for doubtful accounts, restructuring charges, long-lived asset impairments, self-insurance reserves, pension benefits, legal reserves, and valuation allowances on deferred income taxes. Actual amounts could differ from those estimates.

     Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

     New Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not anticipate any effect on the Company upon adoption of SFAS No. 151.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value at grant date. There was no effect to the Company upon the adoption of SFAS No. 123(R) as our current accounting for stock-based compensation conforms to this requirement. See Stock-Based Compensation above.

     We have reviewed all new applicable guidance and do not deem any other new standards to have a significant effect on the Company's financial statements.

4)   EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND FRESH-START ACCOUNTING

Confirmation of Plan of Reorganization

     On May 6, 2003 (the "Effective Date"), Kmart Corporation (the "Predecessor Company") emerged from reorganization proceedings under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") pursuant to the terms of the Plan of Reorganization (defined below). The Predecessor Company became a wholly-owned subsidiary of Kmart Management Corporation, which is a wholly-owned subsidiary of Kmart Holding Corporation ("Kmart," "we," "us," "our" or the "Successor Company"). Kmart is the nation's third largest discount retailer.

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

Plan Investors

     At the time of emergence, ESL and Third Avenue Trust, on behalf of certain of its investment series ("Third Avenue," and together with ESL, the "Plan Investors") made a substantial investment in the Successor Company in furtherance of our financial and operational restructuring plan. The Plan Investors and their affiliates received approximately 32 million shares of our newly issued common stock ("Common Stock") in satisfaction of pre-petition claims they held, and we issued 14 million shares of Common Stock to affiliates of ESL and to Third Avenue, in exchange for $127 million, net of commitment fees and Plan Investor expenses of $13 million. In addition, we issued a 9%, $60 million principal convertible note ("the Note") to affiliates of ESL, which was convertible to equity at a price equal to $10 per share at any time at the option of the holder prior to May 2006. On January 31, 2005 affiliates of ESL converted the Note and accrued interest into approximately 6.27 million shares of Common Stock; see Note 9 - Long-Term Debt and Mortgages Payable. ESL was also granted the option to purchase, prior to May 6, 2005, approximately 6.6 million shares of Common Stock at a price of $13 per share. A portion of the option was assigned to Third Avenue. The investment was made pursuant to an Investment Agreement dated January 24, 2003, as amended (the "Investment Agreement"). Upon applying the criteria of Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the Company allocated the proceeds received from the Plan Investors, net of expenses, of $187 million to the Note, Common Stock and stock options based on their relative fair values. An effective conversion price was then calculated and used to measure the intrinsic value of the embedded conversion feature. The resulting discount of $49 million reduced the initial carrying amount of the Note to $11 million, with a corresponding increase in Capital in excess of par value. The debt discount was amortized to interest expense over one year using the effective interest method through December 2003, at which time the Plan Investors elected to extend the term of the Note an additional two years through May 6, 2006. The remaining debt discount as of December 2003 is being recognized over the additional two year term or until such time that the
Note is converted into Common Stock.

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

Fresh-Start Adjustments

     In connection with our emergence from Chapter 11, we reflected the terms of the Plan of Reorganization in our consolidated financial statements, applying the terms of SOP 90-7 with respect to financial reporting upon emergence from Chapter 11 ("Fresh-start accounting"). Upon applying Fresh-Start accounting, a new reporting entity (the Successor Company) is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. The reported historical financial statements of the Predecessor Company for periods ended prior to May 1, 2003 generally are not comparable to those of the Successor Company. In this Annual Report on Form 10-K, references to the 13-weeks ended April 30, 2003 and prior periods refer to the Predecessor Company. References to the Successor Company refer to the Company on and after April 30, 2003 after giving effect to the provisions of the Plan of Reorganization and the application of Fresh-Start accounting.

     To facilitate the calculation of the enterprise value of the Successor Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, we determined the enterprise value using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value was highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which were not guaranteed. The estimated enterprise value of the Company was calculated to be approximately $2.3 billion to $3.0 billion. We selected the midpoint of the range, $2.6 billion, as the estimated enterprise value. In applying Fresh-Start accounting, adjustments to reflect the fair value of assets and liabilities, on a net basis, and the write-off of the Predecessor Company's equity accounts resulted in a charge of $5.6 billion. The fair value adjustments included the recognition of approximately $2.2 billion of intangible assets that were previously not recorded in the Predecessor Company's financial statements, such as favorable leasehold interests, Kmart brand rights, pharmacy customer relationships and other lease and license agreements. The restructuring of the Predecessor Company's capital structure and resulting discharge of pre-petition debt resulted in a gain of $5.6 billion. The charge for the revaluation of the assets and liabilities and the gain on the discharge of pre-petition debt are recorded in Reorganization items, net in the accompanying Consolidated Statements of Operations. In addition, the excess of fair value of net assets over reorganization value (i.e., "negative goodwill") of approximately $5.6 billion was allocated on a pro-rata basis reducing our non-current, non-financial instrument assets, including the previously unrecorded intangible assets, to $10 million as of April 30, 2003.

Claims Resolution

     We continue to make progress in the reconciliation and settlement of the various classes of claims associated with the discharge of the Predecessor Company's liabilities subject to compromise pursuant to the Plan of Reorganization. Since June 30, 2003, the first distribution date established in the Plan of Reorganization, approximately 22.6 million shares of the 31.9 million shares previously issued to us as disbursing agent with respect to such claims have been distributed to holders of Class 5 claims and approximately $4 million in cash has been distributed to holders of Class 7 claims. Due to the significant volume of claims filed to-date, it is premature to estimate with any degree of accuracy the ultimate allowed amount of such claims for each class of claims under the Plan of Reorganization. Accordingly, our current distribution reserve for Class 5 claim settlements is 20 percent of the total shares distributed. Differences between amounts filed and our estimates are being investigated and will be resolved in connection with our claims resolution process. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

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

     The next scheduled distribution under the Plan of Reorganization is expected to commence on or about April 1, 2005.

     In fiscal 2004, we entered into settlement agreements with past providers of our surety bonds to resolve all issues in connection with their pre-petition claims. In accordance with the terms of the settlement agreements, Kmart assumed responsibility for the future obligations under the bonds issued with respect to the Predecessor Company's workers' compensation insurance program and was assigned the Class 5 claims against the Company. The Class 5 claim assignments resulted in our receipt of 640,099 shares of Common Stock in fiscal 2004, which represents 80% of the claims. The remaining portion of the claims will be received upon the final settlement of all Class 5 claims, as noted above. In connection with the assumption of these obligations, the Company recorded $18 million to Capital in excess of par value in the accompanying Consolidated Balance Sheet in fiscal 2004.

Bankruptcy-Related Recoveries

     In fiscal 2004 and the 39-weeks ended January 28, 2004, we recognized recoveries of $59 million and $4 million, respectively, from vendors who had received cash payments for pre-petition obligations (critical vendor claims) or preference payments. See Note 24 - Commitments and Contingencies for a more detailed discussion of the critical vendor claims lawsuit.

5)   REAL ESTATE AND PROPERTY TRANSACTIONS

     During fiscal 2004, the Company entered into multiple agreements with Home Depot U.S.A., Inc. (a subsidiary of The Home Depot, Inc.) ("Home Depot") to sell four properties and assign 14 leased properties for an aggregate purchase price of $271 million. Pursuant to these agreements, on June 15, 2004, the Company completed the sale of four owned properties to Home Depot for $59 million in cash, resulting in a net gain of $43 million. The Company completed the assignment of 13 of the remaining properties in the third quarter of fiscal 2004, resulting in proceeds to the Company of $200 million in cash, and a gain of $198 million. We closed on the final property during the fourth quarter, resulting in additional proceeds of $12 million in cash and a gain of $12 million.

Sears, Roebuck and Co.

     On September 29, 2004, the Company agreed to sell four owned properties, assign 45 leased properties and lease one owned store to Sears for a total purchase price of approximately $576 million. The Company received 30% of the purchase price in September 2004, upon closing, and recognized a gain on the transaction of $599 million. Under the original terms of the Asset Purchase Agreement for this transaction, the remaining 70% of the purchase price is to be received when Sears occupies the properties, which was originally scheduled to be no later than April 15, 2005. The parties intend to amend the Asset Purchase Agreement to provide that such occupancy delivery dates, and payment dates, for certain of the stores will be later than April 15, 2005, which will affect the amount and timing of the Company's receipt of cash. The receivable for the remaining purchase price of $403 million is included in Accounts receivable, net in our Consolidated Balance Sheet at January 26, 2005.

Other

     In fiscal 2004 the Company also sold certain other assets resulting in a net gain of $94 million. Included within this gain was $18 million related to the sale of the Company's Trinidad subsidiary and its associated property, $22 million related to the sale of owned or assignment of leased properties, $12 million related to the sale of the Company's corporate airplanes and $42 million was from sales of other real and personal property.

     During the 39-weeks ended January 28, 2004 the Company executed certain real estate transactions, resulting in a net gain of $89 million. Approximately $56 million of the gain was the result of the assignment of four operating leases and $22 million was from the sale of two owned properties. The remaining net gain of $11 million was from sales of other various property and equipment.

     Included in these real estate transactions is the sale of $27 million in fiscal 2004 and $104 million in the 39-weeks ended January 28, 2004 of property held for sale, for a net gain of $1 million and $4 million, respectively. Property held for sale was $25 million at January 26, 2005 and $56 million at January 28, 2004 and is included in Other current assets in the accompanying Consolidated Balance Sheets.

     During fiscal 2004 and the 39-weeks ended January 28, 2004, we purchased 31 and 18 previously-leased operating properties for $124 million and $51 million, respectively.

6)   PROPERTY AND EQUIPMENT

                                                       January 26,   January 28,
(dollars in millions)                                      2005          2004
---------------------                                  -----------   -----------
Land                                                      $ 59          $ 22
Buildings                                                   86            27
Leasehold improvements                                      80            29
Furniture, fixtures and equipment                          109            67
Work in progress                                            13            14
                                                          ----          ----
                                                           347           159
Less:
Accumulated depreciation and amortization                  (32)           (6)
                                                          ----          ----
Total                                                     $315          $153
                                                          ====          ====

     Depreciation expense on property and equipment for fiscal 2004, the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal 2002 was $27 million, $6 million, $191 million and $728 million, respectively.

     The following table provides a breakdown of the number of stores leased compared to owned as of January 26, 2005 and January 28, 2004:

                                                       January 26,   January 28,
                                                           2005          2004
                                                       -----------   -----------
Number of Kmart stores owned                                157           135
Number of Kmart stores leased                             1,323         1,376
                                                          -----         -----
Total                                                     1,480         1,511
                                                          =====         =====

7)   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                January 26,   January 28,
(dollars in millions)                                               2005          2004
---------------------                                           -----------   -----------
Accrued payroll and related liabilities                             $215          $222
Accrued expenses                                                     162           155
Income taxes payable                                                 103            37
Current portion of workers compensation and general liability         97           101
Current portion of capital lease obligations                          41            47
Gift certificates                                                     25            29
Other liabilities                                                     74            80
                                                                    ----          ----
Total                                                               $717          $671
                                                                    ====          ====

8)   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities included in the accompanying Consolidated Balance Sheets consist of the following:

                                                       January 26,   January 28,
(dollars in millions)                                      2005          2004
---------------------                                  -----------   -----------
Workers compensation reserve                               $289         $230
Public liability reserve                                     60           47
Priority tax                                                 16           95
Other                                                        66           52
                                                           ----         ----
Total                                                      $431         $424
                                                           ====         ====

9)   LONG-TERM DEBT AND MORTGAGES PAYABLE

                                            Fiscal Year     Interest     January 26,   January 28,
(dollars in millions)                         Maturity        Rates          2005          2004
---------------------                       -----------   ------------   -----------   -----------
Convertible subordinated notes, net             2006          9.00%          $43          $  33
Mortgages payable                            2005-2017    7.53% - 9.83%       52             47
                                                                             ---          -----
Total                                                                         95             80
Less current portion of mortgages payable                                      4              4
                                                                             ---          -----
Long-term debt and mortgages payable                                         $91          $  76
                                                                             ===          =====

Letter of Credit Agreement

     During fiscal 2004, the Company entered into a letter of credit agreement (the "LC Agreement") with a commitment amount of up to $600 million. Standby letters of credit issued under the LC Agreement bear interest at 0.20% per annum. No interest is charged for trade letters of credit issued under the LC Agreement; however, we are required to pay a fee on the cash collateral in excess of the outstanding letters of credit equal to 0.125% per annum.

     Under the terms of the LC Agreement, the Company has the ability to post either cash or inventory as collateral. The cash collateral account is subject to a pledge and security agreement pursuant to which the Company must maintain cash in an amount equal to 100.5% of the face value of letters of credit outstanding under the LC Agreement. Electing inventory would result in incremental costs under the LC Agreement, and as of January 26, 2005, this election has not been made. The Company has $323 million of cash posted as collateral as of January 26, 2005. This cash is classified as Cash and cash equivalents in the accompanying Consolidated Balance Sheet due to our ability to post inventory as collateral at any time at our discretion.

     The LC Agreement contains customary covenants, including covenants that restrict our ability to incur or create liens on collateralized assets, and sell, transfer, assign or otherwise dispose of any collateralized assets. Failure to satisfy these covenants would result in an event of default that could result in our inability to issue new letters of credit. As of January 26, 2005, and in all periods since inception of the LC Agreement, we have been in compliance with all covenants of the LC Agreement.

Cash Collateral

     During fiscal 2004, we have replaced letters of credit used as collateral for certain self-insurance programs with cash collateral which reduced fees paid by the Company with respect to the letters of credit. We continue to classify the cash collateral as Cash and cash equivalents due to our ability to convert the cash to letters of credit at any time at our discretion. As of January 26, 2005, $261 million of cash was posted as collateral for our self-insurance programs.

Credit Facility

     Our credit agreement (the "Credit Facility") was an $800 million revolving credit facility with an equivalent letter of credit sub-limit. In fiscal 2004, we reduced the size, amended and restated our Credit Facility, and we voluntarily terminated the Credit Facility effective January 3, 2005. In conjunction with these actions we accelerated the amortization of $23 million in associated debt issuance costs. Since its issuance, we only used the Credit Facility to support outstanding letters of credit.

Interest

                                                              Successor Company              Predecessor Company
                                                       ------------------------------   ----------------------------
                                                       Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
(dollars in millions)                                      2004      January 28, 2004   April 30, 2003       2002
---------------------                                  -----------   ----------------   --------------   -----------
Components of Interest Expense, Net
   Interest expense                                       $ 53             $ 53              $21             $112
   Accretion of obligations at net present value            50               37               --               --
   Amortization of debt issuance costs                      34               25               37               47
   Accretion of debt discount on 9% convertible note         9               22               --               --
   Interest income                                         (38)             (10)              (1)              (4)
                                                          ----             ----              ---             ----
   Interest expense, net                                  $108             $127              $57             $155
                                                          ====             ====              ===             ====

     Cash paid for interest was $52 million, $52 million, $19 million and $95 million for fiscal 2004, the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal 2002, respectively.

     Due to its filing for Chapter 11, the Predecessor Company was in default on all of its debt agreements entered into prior to January 22, 2002. While operating under Chapter 11, the Predecessor Company was prohibited under the Bankruptcy Code from paying interest on unsecured pre-petition debts and accordingly, stopped accruing interest on all unsecured pre-petition debt until it emerged from bankruptcy in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt, including convertible preferred securities, totaled $67 million and $271 million for the 13-weeks ended April 30, 2003 and fiscal year 2002, respectively.

Other

     The contractual principal maturities of long-term debt for the five years subsequent to fiscal 2004 are: 2005 - $4 million; 2006 - $64 million; 2007 - $5 million; 2008 - $5 million; 2009 - $6 million and 2010 and later - $28 million.

     The estimated fair value of the convertible notes at January 26, 2005 and January 28, 2004 was $542 million and $169 million, respectively. The estimated fair market value was based on the closing market price for our Common Stock on the balance sheet date. The estimated fair value of our mortgages payable approximated carrying value for all periods presented.

Subsequent Event

     On January 31, 2005, ESL and its affiliates converted, in accordance with the terms of the convertible notes, all of the outstanding 9% convertible subordinated notes of Kmart into an aggregate of 6,269,998 shares of Kmart common stock, plus cash in lieu of fractional shares, and, in consideration of such early conversion, received an aggregate payment from Kmart of $3.3 million in cash. The cash payment is approximately equivalent to the discounted after-tax cost of the future interest payments that would have otherwise been paid by Kmart to ESL and its affiliates in the absence of the early conversion.

10)  LEASES

     We conduct our operations primarily in leased facilities. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term. In certain Kmart leased facilities, selling space has been sublet or licensed to other retailers, including Olan Mills, Inc. and the Meldisco subsidiaries of Footstar, Inc. ("FTS").

                                                        Minimum Lease
                                                         Commitments
                                                    --------------------
As of January 26, 2005 (dollars in millions)         Capital   Operating
--------------------------------------------        --------   ---------
Fiscal Year:
   2005                                              $ 103      $  451
   2006                                                 80         429
   2007                                                 70         391
   2008                                                 66         358
   2009                                                 63         321
   Later years                                         368       2,447
                                                      ----      ------
Total minimum lease payments                           750       4,397
Less - minimum sublease income                                    (919)
                                                                ------
Net minimum lease payments                                      $3,478
                                                                ======
Less:
   Estimated executory costs                          (246)
   Interest at a weighted average rate of 9.6%        (187)
                                                      ----
                                                       317
Less current portion of capital lease obligations      (41)
                                                      ----
Capital lease obligations                            $ 276
                                                      ====

     In connection with the application of Fresh-Start accounting we recorded a liability of $390 million representing the net present value of unfavorable lease terms for operating leases. This amount was determined based upon a third party appraisal. As of January 26, 2005 and January 28, 2004 the liability balance was $318 million and $367 million, respectively.

                                            Successor Company              Predecessor Company
                                     ------------------------------   ----------------------------
                                     Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
Rent Expense (dollars in millions)       2004      January 28, 2004   April 30, 2003       2002
----------------------------------   -----------   ----------------   --------------   -----------
Minimum rentals                         $ 526           $ 402              $141           $ 694
Percentage rentals                         10              17                 6              30
Less-sublease rentals                    (146)           (125)              (54)           (229)
                                        -----           -----              ----           -----
Total                                   $ 390           $ 294              $ 93           $ 495
                                        =====           =====              ====           =====

11)  INVESTMENTS IN AFFILIATED COMPANIES

     On March 2, 2004, Footstar, Inc. ("FTS") and its direct and indirect subsidiaries, including the Meldisco subsidiaries, filed for Chapter 11 protection in the United States Bankruptcy Court for the Southern District of New York. FTS continues to operate its businesses and manage its properties as debtors-in-possession. Kmart is a party to a master agreement with FTS that provides FTS with a non-transferable, exclusive right and license to operate the footwear departments in Kmart stores. Subsidiaries of Meldisco, substantially all of which are 49% owned by Kmart and 51% owned by FTS, operate the footwear departments pursuant to license agreements between those subsidiaries and Kmart.

     On August 12, 2004, FTS filed a motion with the bankruptcy court to assume the master agreement and the license agreements. On September 30, 2004, the Company objected to that motion, and also filed a separate motion to terminate the master agreement and the license agreements because of various defaults by FTS under the master agreement. On February 16, 2005, the bankruptcy court overruled one of the Company's objections to assumption of the master agreement. The bankruptcy court has yet to rule on the Company's several other grounds for objecting to assumption and moving to terminate the master agreement. Should the bankruptcy court overrule the Company's objection in its entirety and permit FTS to assume the master agreement and the license agreements, FTS must cure all past defaults under those agreements. On July 26, 2004, the Company filed a proof of claim in the FTS bankruptcy case for an amount in excess of our recorded receivable of $24 million. The Company believes the cure amount may be substantially in excess of $24 million. FTS asserts that the amount required to cure past defaults is not more than $19 million, and that such amount should be reduced by overpayments FTS alleges it made to the Company for certain fees. If no resolution is achieved consensually with FTS with respect to the assumption of the master agreement, the license agreements and the cure amount, and the bankruptcy court permits FTS to assume the master agreement and the license agreements, the cure amount will be determined by the bankruptcy court.

     FTS filed a proposed plan of reorganization with the bankruptcy court on November 12, 2004. Kmart's results, with respect to the footwear master agreement, may be affected by whether (i) FTS is authorized by the bankruptcy court to assume the master agreement and the license agreements, obtains bankruptcy court approval of its plan of reorganization and successfully emerges from bankruptcy; (ii) FTS is able to successfully manage its business in the future and achieve the results projected in its plan of reorganization; or (iii) Kmart's motion to terminate the master and license agreements is granted or FTS fails to obtain bankruptcy court approval of its plan of reorganization, which would cause Kmart to pursue alternative arrangements including potentially sourcing footwear merchandise directly.

     In September 2004, FTS restated six years of its consolidated financial statements for fiscal years 1997 through 2002. These restatements have not had a significant effect on our previously reported equity income derived from our investment in the Meldisco subsidiaries. FTS has yet to file audited financial statements and periodic reports for fiscal years 2003 and 2004.

     We have received preliminary financial results from FTS for fiscal years 2003 and 2004. These statements provide the basis of our estimate of equity income as presented in our Consolidated Statements of Operations for the Meldisco subsidiaries with which we do business. FTS has allocated certain of its reorganization and other costs to the Meldisco entities. These charges have adversely affected the financial performance of these businesses. We disagree with FTS' approach and have notified FTS of our position. As a result, our equity earnings for fiscal 2004 do not reflect our 49% share of the net losses generated by the Meldisco subsidiaries in fiscal 2004.

     For fiscal 2004, the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 and fiscal 2002, Meldisco had net sales of $752 million, $629 million, $246 million and $1,134 million, respectively.

     The table below lists the fees, rental and equity income earned from Meldisco, dividend payments received from Meldisco, and unremitted equity earnings from our minority ownership in Meldisco for fiscal 2004, the 39-weeks ended January 26, 2005, the 13-weeks ended April 30, 2003 and fiscal year 2002, respectively.

                                    Successor Company              Predecessor Company
                             ------------------------------   ----------------------------
                             Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
(dollars in millions)            2004      January 28, 2004   April 30, 2003       2002
---------------------        -----------   ----------------   --------------   -----------
Income earned                    $121            $109               $49            $216
Dividend payments received          3              --                36              45
Unremitted equity earnings         15              12                 7              34

     As of January 26, 2005, ESL had a 9.9% ownership in the common stock of FTS.

12)  TREASURY STOCK

     The Company has a share repurchase program with authorization to repurchase $100 million of Common Stock. In fiscal 2003, we repurchased 128,400 shares of Common Stock for grants of stock based compensation (weighted-average price of $28.87 per share) at a cost of approximately $4 million. There were no repurchases of Common Stock in fiscal 2004 under the share repurchase program.

     In fiscal years 2004 and 2003 we repurchased 18,476 and 26,889 shares (weighted-average price of $40.64 and $25.68 per share), respectively, of Common Stock relating to withholding taxes for certain former associates that were part of the Class 5 claimholders distribution, see Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

     During fiscal 2004, we were assigned 990,791 shares of common stock (weighted average price of $88.96 per share) with an approximate value of $88 million. These assignments were the result of settlement agreements resolving claims arising from our Chapter 11 reorganization; see Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

     There were 984,503 and 43,749 shares in treasury as of January 26, 2005 and January 28, 2004, respectively.

13)  STOCK-BASED COMPENSATION

Stock Options

     The Company accounts for stock-based compensation using the fair value method.

     On October 18, 2004, the Company's new President and Chief Executive Officer, Aylwin B. Lewis, was granted 150,000 options to purchase shares of Common Stock with a grant price of $88.62 per share, subject to shareholder approval. This grant vests in installments over 4.25 years from the grant date and we will recognize compensation expense of approximately $6 million during this same period. The options expire 10 years from the date of grant.

     During fiscal 2003, approximately 1.7 million options to purchase shares of Common Stock were granted, of which 151,738 options were cancelled during the same year. The weighted average grant price of the options was $13.33. Upon the departure of our former President and Chief Executive Officer, Julian C. Day, in October 2004, the vesting period for 778,880 of these stock options was accelerated and 389,439 of these stock options were cancelled, as required by the terms of his nonqualified stock option agreement, as amended, with the Company. The accelerated vesting resulted in $2 million of compensation cost to be recognized during the third quarter of fiscal 2004. The fair value of the 1,168,321 vested options of Julian C. Day as of January 26, 2005 was approximately $106 million.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions including expected price volatility. The assumptions used for grants in fiscal year 2004 and the 39-weeks ended January 28, 2004 are as follows:

                                     Successor Company
                              ------------------------------
                              Fiscal Year    39-Weeks Ended
                                  2004      January 28, 2004
                              -----------   ----------------
Expected life (years)                5                5
Expected volatility                 46%              45%
Risk-free interest rate           3.18%            2.76%
Weighted average fair value
   of options at grant date     $88.62           $13.33

     No stock options were granted in the 13-weeks ended April 30, 2003 and fiscal 2002.

     Total compensation expense related to stock options was $4 million in fiscal 2004 and $1 million in the 39-weeks ended January 28, 2004. There was no compensation expense for stock options in the 13-weeks ended April 30, 2003 and fiscal 2002 as the Predecessor Company accounted for stock options under APB No. 25, which did not require the recognition of expense for the fair value of stock-based compensation. See Note 3 - Summary of Significant Accounting Policies.

     The following table summarizes the status of the stock options outstanding as of January 26, 2005, January 28, 2004 and January 29, 2003:

                                         Successor Company                       Predecessor Company
                        ---------------------------------------------------   ------------------------
                                  2004                       2003                       2002
                        ------------------------   ------------------------   ------------------------
(shares in thousands)   Shares     Option Price    Shares     Option Price     Shares    Option Price
---------------------   ------   ---------------   ------   ---------------   -------   --------------
Outstanding              1,557   $10.00 - $20.00       --                      59,973   $4.86 - $26.03
Granted                    150   $88.62             1,709   $10.00 - $20.00        --
Exercised                   --                         --                          --
Cancelled/Forfeited       (389)  $10.00 - $20.00     (152)  $10.00 - $20.00   (15,088)  $4.86 - $26.03
                        ------                     ------                     -------

Outstanding              1,318   $10.00 - $88.62    1,557   $10.00 - $20.00    44,885   $4.86 - $24.06
Exercisable              1,168   $10.00 - $20.00       --                      38,638   $4.86 - $24.06

Available for Grant       n/a                        n/a                       32,944

     All outstanding stock options of the Predecessor Company were cancelled in accordance with the Plan of Reorganization.

     The following table summarizes information about the Company's stock options as of January 26, 2005:

                                  Options Outstanding                       Options Exercisable
                    ----------------------------------------------   ---------------------------------
                    Number of Shares   Weighted Average   Weighted   Number of Shares     Weighted
Range of Exercise      Outstanding      Remaining Life     Average      Outstanding        Average
      Price          (in thousands)         (Years)         Price     (in thousands)    Exercise Price
-----------------   ----------------   ----------------   --------   ----------------   --------------
 $10.00 - $20.00          1,168               8.3          $13.33          1,168            $13.33
 $88.62 - $88.62            150               9.8          $88.62             --            $   --
                          -----                                            -----
                          1,318               8.4          $21.90          1,168            $13.33
                          =====                                            =====

Restricted Stock

     We account for restricted stock grants as fixed awards, and record deferred employee compensation to Capital in excess of par value. During fiscal year 2004, we granted 82,842 shares of restricted stock at a weighted average price of $66.39 per share. During the 39-weeks ended January 28, 2004 we granted 111,540 shares of restricted stock at a weighted average price of $26.90 per share.

     Total compensation expense related to restricted stock was $2 million in fiscal 2004. There was no compensation expense for restricted stock in the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003 or fiscal 2002. As of January 26, 2005, remaining deferred employee compensation on all outstanding restricted stock is $6 million and is being amortized to compensation expense on a straight-line basis over the vesting period of three to four years.

14)  COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME
     (LOSS)

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income or loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. Fiscal 2004 comprehensive income includes a minimum pension liability adjustment of $77 million, net of tax of $49 million. During fiscal year 2004 we sold available-for-sale equity securities and in conjunction with these sales, reduced accumulated other comprehensive income by $1 million. For the 39-weeks ended January 28, 2004, we recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $1 million to increase the value of our investment in certain equity securities to current market value.

Accumulated Other Comprehensive Income (Loss)

     The following table summarizes the components of Accumulated other comprehensive income (loss):

                                                                                        Predecessor
                                                         Successor Company                Company
                                                -------------------------------------   -----------
                                                January 26,   January 28,   April 30,   January 29,
(dollars in millions)                               2005          2004         2003         2003
---------------------                           -----------   -----------   ---------   -----------
Minimum pension liability, net of tax              $(77)          $--        $ (906)       $(906)
Market value adjustment for investments              --             1            (1)          (1)
Adjust pension to fair market value                  --            --           (94)          --
Cancellation of Predecessor Company equity
   and application of fresh-start accounting         --            --         1,001           --
                                                   ----           ---        ------        -----
Accumulated other comprehensive (loss) income      $(77)          $ 1        $   --        $(907)
                                                   ====           ===        ======        =====

     The Accumulated other comprehensive loss of the Predecessor Company was eliminated through the application of Fresh-Start accounting at April 30, 2003; see Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

15)  BARTER TRANSACTIONS

     In fiscal 2004, we entered into barter transactions for advertising services with The WB Television Network ("The WB") and E! Entertainment Television, Inc. ("E!"). We promoted The WB in a significant number of our television, newspaper and other advertising expenditures during the third quarter of fiscal 2004. In return, we received advertising on certain television shows of The WB. We promoted E! in our print advertising from August 2004 through November 2004, and we received apparel promotions on the E! News Live show for a comparable period.

     We recognize barter revenue in accordance with EITF No. 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). In accordance with EITF 99-17, the fair value of these barter arrangements was not determinable and therefore the revenue and expenses were not recognized in our Consolidated Statements of Operations.

16)  INCOME TAXES

(dollars in millions)
                                           Successor Company              Predecessor Company
                                    ------------------------------   ----------------------------
                                    Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
Income (Loss) Before Income Taxes       2004      January 28, 2004   April 30, 2003       2002
---------------------------------   -----------   ----------------   --------------   -----------
U.S.                                   $1,744           $364             $(851)         $(2,779)
Foreign                                    31             14                (7)             (16)
                                       ------           ----             -----          -------
Total                                  $1,775           $378             $(858)         $(2,795)
                                       ======           ====             =====          =======

Income Tax Expense (Benefit)
Current:
   Federal                             $   49           $  4             $  (6)         $   (20)
   State and local                         16              2                --                3
   Foreign                                  7              1                --               (7)
                                       ------           ----             -----          -------
                                           72              7                (6)             (24)
                                       ------           ----             -----          -------

Deferred:
   Federal                                531            120                --               --
   State and local                         66             17                --               --
                                       ------           ----             -----          -------
                                          597            137                --               --
                                       ------           ----             -----          -------
Total                                  $  669           $144             $  (6)         $   (24)
                                       ======           ====             =====          =======

                                           Successor Company              Predecessor Company
                                    ------------------------------   ----------------------------
                                    Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
Effective Tax Rate Reconciliation       2004      January 28, 2004   April 30, 2003       2002
---------------------------------   -----------   ----------------   --------------   -----------
Federal income tax rate                35.0%           35.0%             (35.0%)        (35.0%)
State and local taxes,
   net of federal tax benefit           3.0%            3.0%              (1.1%)         (1.0%)
Tax credits                            (0.2%)          (0.5%)             (0.1%)         (0.2%)
Equity in net income
   of affiliated companies             (0.1%)          (0.4%)             (0.2%)         (0.2%)
Valuation allowance                      --%             --%              34.5%          34.3%
Other                                    --%            1.0%               1.2%           1.2%
                                       ----            ----              -----          -----
                                       37.7%           38.1%              (0.7%)         (0.9%)
                                       ====            ====              =====          =====

                                                     Successor Company
                                                 -------------------------
Deferred Tax Assets                              January 26,   January 28,
and Liabilities (dollars in millions)                2005          2004
-------------------------------------            -----------   -----------
Deferred tax assets:
   Federal benefit for state and foreign taxes     $    37       $    17
   Accruals and other liabilities                      408           625
   Property and equipment                              918         1,378
   Capital leases                                      111           147
   Store closings                                       --             2
   Credit carryforwards                                  1           236
   NOL carryforwards                                   214         1,470
   State deferred taxes                                312           259
   Other                                               129           123
                                                   -------       -------
Total deferred tax assets                            2,130         4,257
Valuation allowance                                 (1,249)       (2,351)
                                                   -------       -------
   Net deferred tax asset                              881         1,906
Deferred tax liabilities:
   Inventory                                             9           187
   Deferred gains                                      116            --
   Cancellation of indebtedness                         --         1,654
   Other                                                 1            16
                                                   -------       -------
Total deferred tax liabilities                         126         1,857
                                                   -------       -------
Net deferred tax asset                             $   755       $    49
                                                   =======       =======

     The Predecessor Company recorded a full valuation allowance against its net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years was uncertain. Accordingly, no tax benefit was realized from the Predecessor Company's losses in the first quarter of fiscal 2003 or fiscal year 2002. Given the Company's actual level of profitability in fiscal 2004 and forecasted levels in fiscal 2005 through 2007, management believes that a portion of the pre-emergence net deferred tax assets will more likely than not be realized. As such, the Company reduced the valuation allowance on its pre-emergence net deferred tax assets by $775 million in fiscal 2004 to reflect its estimated utilization through the end of fiscal 2007. The Company will continue to assess the likelihood of realization of its pre-emergence net deferred tax assets and will reduce the valuation allowance on such assets in the future if it becomes more likely than not that the net deferred tax assets will be utilized. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, the benefit from the reduction of the valuation allowance on pre-emergence deferred tax assets is recorded as a direct credit to Capital in excess of par value with no effect on the Company's earnings or cash flows.

     During fiscal year 2004 and the 39-weeks ended January 28, 2004, we utilized $380 million and $203 million, respectively, of pre-emergence deferred tax assets. Such utilization reduced the valuation allowance previously established. During fiscal years 2004 and 2003, we reduced our reserves for Predecessor Company income tax liabilities by $56 million and $30 million, respectively, primarily due to favorable claims settlements. In fiscal 2004, the Company also received a tax benefit of $67 million relating to certain Class 5 and 6 pre-petition claims paid with equity. In accordance with SOP 90-7, subsequent to emergence from Chapter 11, any benefit realized from the reduction of the pre-emergence valuation allowance or any benefit realized from an adjustment to pre-confirmation income tax liabilities shall be recorded as an addition to Capital in excess of par value, not as income to the Company. We recorded these adjustments to Capital in excess of par value in our Consolidated Balance Sheets.

     We recorded a provision for taxes of $669 million and $144 million in fiscal year 2004 and the 39-weeks ended January 28, 2004, respectively. Tax benefits recorded during the 13-weeks ended April 30, 2003 and fiscal year 2002 related primarily to an Internal Revenue Code provision allowing for the 10-year carryback of certain losses, and refunds resulting from the Job Creation and Worker Assistance Act of 2002. The benefit recognized in fiscal 2002 was partially offset by expense paid to foreign jurisdictions.

     In connection with the reorganization, the Company realized income from the cancellation of certain indebtedness. Although this income was not taxable, as it resulted from reorganization under the Bankruptcy Code, the Company was required to reduce certain of its tax attributes (net operating loss (NOL) carryforwards by $3,743 million, general business credit carryforwards by $45 million, AMT credit carryforwards by $111 million and basis of certain assets by $902 million) in an amount equal to the cancellation of indebtedness.

     The reorganization of the Company on the Effective Date resulted in an ownership change under section 382 of the Internal Revenue Code and accordingly, the use of any of the Company's NOL carryforwards and tax credits generated prior to the ownership change, as well as certain subsequently recognized "built-in" losses, if any, existing as of the date of the ownership change that are not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of $79 million.

     At January 26, 2005, we have unused NOL carryforwards of approximately $509 million. The federal tax benefits of these NOL carryforwards will expire in 2021, 2022 and 2023 and the state tax benefits will predominantly expire between 2016 and 2023.

     During fiscal 2004, the Internal Revenue Service completed its examination of Kmart's federal income tax returns through fiscal 2001. We recorded an income tax receivable of $6 million and in accordance with SOP 90-7; we recorded the related income tax benefit as an addition to Capital in excess of par value.

     Cash paid for income taxes was $6 million in fiscal 2004. Cash received for income taxes was $1 million, $2 million and $31 million for the 39-weeks ended January 28, 2004, the 13-weeks ended April 30, 2003, and fiscal 2002, respectively.

17)  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     Prior to 1996, the Predecessor Company had a tax-qualified and a non-qualified defined benefit pension plan, which covered eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

Qualified Plan

     The following tables summarize the net periodic expense (benefit), change in benefit obligation, change in plan assets and funded status for our qualified employee pension plan.

                                                          Successor Company              Predecessor Company
                                                   ------------------------------   ----------------------------
                                                   Fiscal Year    39-Weeks Ended    13-Weeks Ended   Fiscal Year
(dollars in millions)                                  2004      January 28, 2004   April 30, 2003       2002
---------------------                              -----------   ----------------   --------------   -----------
Components of Net Periodic (Benefit)/Expense
   Interest costs                                     $ 154            $114              $ 38           $ 148
   Expected return on plan assets                      (138)            (94)              (33)           (174)
   Net loss recognition                                  --              --                18              14
   Amortization of unrecognized transition asset         --              --                (2)             (8)
                                                      -----            ----              ----           -----
   Net periodic expense (benefit)                     $  16            $ 20              $ 21           $ (20)
                                                      =====            ====              ====           =====

                                                          Successor Company
                                                      -------------------------
                                                      January 26,   January 28,
(dollars in millions)                                     2005          2004
---------------------                                 -----------   -----------
Change in benefit obligation:
   Benefit obligation at beginning of period            $2,605        $2,501
   Interest costs                                          154           114
   Actuarial loss                                          114            88
   Benefits paid including VERP                           (130)          (98)
                                                        ------        ------
   Benefit obligation at end of period                  $2,743        $2,605
                                                        ======        ======

Change in plan assets:
   Fair value of plan assets at beginning of period     $1,787        $1,647
   Actual return on plan assets                             71           238
   Employer contributions                                   11            --
   Benefits paid including VERP                           (130)          (98)
                                                        ------        ------
   Fair value of plan assets at end of period           $1,739        $1,787
                                                        ======        ======

                                                                     January 26,   January 28,
                                                                         2005          2004
                                                                     -----------   -----------
Funded status                                                          $(1,004)       $(818)
Unrecognized net loss/(gain)                                               126          (55)
                                                                       -------        -----
Pension liability                                                         (878)        (873)
   Accumulated other comprehensive income                                 (126)          --
                                                                       -------        -----
   Accrued liability recognized in the Consolidated Balance Sheets     $(1,004)       $(873)
                                                                       =======        =====

     The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

     Actuarial assumptions used to determine plan obligations and net cost for our qualified employee pension plan are as follows:

                                                        January 26,   January 28,
                                                            2005          2004
                                                        -----------   -----------
Disclosure assumptions
   For determining benefit obligations at period end:
   Discount rate                                              5.75%        6.00%
   For determining net periodic cost for period:
   Discount rate                                              6.00%        6.25%
   Expected return on plan assets                             8.00%        8.00%
Measurement date                                         1/31/2005     2/1/2004

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

     Plan assets were invested in the following classes of securities (none of which were securities of the Company):

Weighted-average plan asset allocation:

                                          January 26,   January 28,
Asset category                                2005          2004
--------------                            -----------   -----------
Equity securities                              42%            48%
Fixed income and debt securities               44%            42%
Hedge funds/other                              14%            10%
                                              ---            ---
Total                                         100%           100%
                                              ===            ===

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

     In order to select the assumptions for the expected return on plan assets, the expected return, variance, and correlation of return with other asset classes are determined for each class of assets in which the plan is invested. That information is combined with the target asset allocation to create a distribution of expected returns. The assumption falls within the best estimate range. The best estimate range is the range in which it is reasonably anticipated that the actual results are more likely to fall than not.

     The Company's policy is to fund the pension plans at or above the minimum required by law. In fiscal 2004, the Company made approximately $11 million in contributions to the plans. Contributions to the plans were not required during fiscal years 2003 or 2002. The minimum funding requirement for 2005 is $4 million; however the Company intends to make a $240 million voluntary contribution to the pension plan in fiscal 2005.

     A summary of expected benefit payments is as follows:

                        Pension
(dollars in millions)    Plans
---------------------   -------
Fiscal Year
   2005                  $  124
   2006                     125
   2007                     126
   2008                     129
   2009                     132
   2010-2014                740
                         ------
                         $1,376
                         ======

Other

     The non-qualified plan is for certain current and former associates of the Company. The Plan is funded as benefits are paid. The benefit obligation was $2 million at January 26, 2005 and January 28, 2004 and is included in the accompanying Consolidated Balance Sheets. The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented.

     Full-time associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $2 million and $3 million as of January 26, 2005 and January 28, 2004, respectively.

18)  RETIREMENT SAVINGS PLANS

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

     Total expense related to the Retirement Savings Plans was $19 million in fiscal year 2004, $9 million for the 39-weeks ended January 28, 2004, $8 million for the 13-weeks ended April 30, 2003 and $31 million in fiscal year 2002.

19)  RELATED PARTY DISCLOSURE

     The Company's Board of Directors has delegated authority to invest the Company's surplus cash to Edward Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company's Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company.

     Further, to clarify the expectations that the Board of Directors has with respect to the investment of the Company's surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or adviser to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a "Covered Party") other than (a) investment opportunities that come to such Covered Party's attention directly and exclusively in such Covered Party's capacity as a director of, officer or employee of the Company, (b) control investments in companies in the mass merchandise or discount retailing industry and (c) investment opportunities in companies or assets with a significant role in the Company's retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies' revenues, unless in any such instance ESL has a pre-existing investment.

     During fiscal 2004, ESL hired an employee of the Company. This employee has assumed the role of Vice President of ESL, and will continue to serve Kmart as Vice President - In-Store Business Development. During fiscal 2003, the Company hired certain employees of ESL. William C. Crowley assumed the position of Senior Vice President, Finance at the Company to assist primarily with financial matters while continuing in his role as President and Chief Operating Officer of ESL and as a Director of Kmart Holding Corporation. ESL's Vice President - Research, assumed the role of Vice President - Real Estate for the Company.

     On January 31, 2005, Kmart entered into an agreement with Holdings and certain affiliates of ESL.

     Pursuant to this agreement, ESL affiliates converted, in accordance with the terms of the notes, all of the outstanding 9.00% convertible subordinated notes of Kmart into an aggregate of 6,269,998 shares of Kmart common stock, plus cash in lieu of fractional shares, and, in consideration of such early conversion, received an aggregate payment from Kmart of $3.3 million in cash. This cash payment is approximately equivalent to the discounted, after-tax cost of the future interest payments that would have otherwise been paid by Kmart to the ESL affiliates in the absence of the early conversion.

     This agreement also provides that the options to acquire shares of common stock of Kmart, which were issued pursuant to the Investment Agreement will be exchanged for options to acquire the same number of share of common stock of Holdings at the same exercise price upon consummation of the mergers involving Kmart and Sears. The Holdings options will have the same terms and conditions as the Kmart options issued pursuant to the Investment Agreement and will expire, in accordance with their terms, on May 6, 2005.

     This agreement was approved by Kmart's Audit Committee, as contemplated by the rules of the NASDAQ Stock Market for related party transactions, as well as by Kmart's Board of Directors.

20)  CORPORATE COST REDUCTIONS AND TERMINATION BENEFITS

     We initiated a corporate cost reduction program in August 2004, and in connection with this program, eliminated approximately 250 positions at our corporate headquarters in Troy, Michigan. Severance benefits, outplacement services and continuing health insurance benefits, which amounts were based on employees' years of service and job grade, aggregating $6 million were paid to affected employees primarily through the end of calendar year 2004. We are also continuing efforts to reduce other corporate non-payroll expenses.

     Upon the resignation of our former President and Chief Executive Officer, he received a $2 million severance payment, pro-rata portions of his annual and Long Term Incentive Plan bonuses and accelerated vesting of 778,880 stock options, all as required by various agreements with the Company. In conjunction with these actions, we incurred compensation expense of $5 million in the third quarter of fiscal 2004, which is recorded in SG&A in our Consolidated Statement of Operations for the year ended January 26, 2005.

21)  DISCONTINUED OPERATIONS

     On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316. Shortly after receiving Court approval, the Predecessor Company commenced store closing sales which were completed by April 13, 2003.

     On March 20, 2002, the Court approved the closure of 283 stores. All the stores were closed as of June 2, 2002.

     SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") requires closed stores to be classified as discontinued operations when the operations and cash flows of the stores have been (or will be) eliminated from ongoing operations and the company no longer has any significant continuing involvement in the operations associated with the stores after closure. Based on these criteria, we identified a small number of stores closed in fiscal 2002 that met the criteria for discontinued operations; however, in management's opinion they were not considered material to our consolidated results of operations and were not separately presented. Upon closure of the 316 stores in fiscal 2003, which included a substantial exit of the state of Texas, we reevaluated the 283 stores that were closed in fiscal 2002 and the 316 stores closed in fiscal 2003 to identify stores that should be accounted for as discontinued operations. This analysis resulted in a total of 121 stores identified as meeting the criteria for discontinued operations treatment for all periods presented in our Consolidated Statements of Operations, comprised of 66 of the 316 stores closed in fiscal 2003 and 55 of the 283 stores closed in fiscal 2002. The table below sets forth the components of the net loss for the discontinued operations for the 13-weeks ended April 30, 2003 and fiscal year 2002.

                                                            13-Weeks Ended   Fiscal Year
(dollars in millions)                                       April 30, 2003       2002
---------------------                                       --------------   -----------
Sales                                                            $232          $1,410
Cost of sales, buying and occupancy                               150           1,416
                                                                 ----          ------

Gross margin                                                       82              (6)
Selling, general and administrative expenses                       43             297
Restructurings, impairments and other charges                       5             165
Reorganization items, net                                          44              23
                                                                 ----          ------

Discontinued operations from 2002 and 2003 store closings         (10)           (491)

Previous discontinued operations                                   --              43
                                                                 ----          ------
Discontinued operations, net of tax                              $(10)         $ (448)
                                                                 ====          ======

     In connection with the Predecessor Company's bankruptcy filing, the Predecessor Company recorded primarily non-cash credits in fiscal 2002 of $43 million for the reduction of existing lease obligations for previously reported discontinued operations for owned subsidiaries, due to the rejection of such leases, to the amount of the allowed claim under the Bankruptcy Code. The fiscal 2002 amounts also include income related to the recovery of claims through the bankruptcy of the Hechinger Company.

     The Company applied the provisions of SFAS No. 144 to the stores sold during fiscal 2004 and determined that none of the stores met the criteria to be accounted for as discontinued operations.

22)  SPECIAL CHARGES

     Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. During fiscal 2002, the Predecessor Company instituted certain restructuring actions to improve operations and executed significant inventory liquidations as a result of the stores closed under the Chapter 11 proceedings. Also, in accordance with SFAS No. 144, the Predecessor Company recorded impairment charges in fiscal 2002. The effect of these actions on the 13-weeks ended April 30, 2003 and fiscal year 2002 are summarized below.

2002 Markdowns for Inventory Liquidation

     During fiscal 2002, the Predecessor Company recorded charges aggregating $1.26 billion related to inventory that was liquidated at the 316 stores that were closed during the first quarter of fiscal 2003 and the 283 stores that were closed in the second quarter of fiscal 2002. Of the charge, $1.02 billion is included in Cost of sales, buying and occupancy and $237 million is included in Discontinued operations in the accompanying Consolidated Statements of Operations.

     Of the charge, $779 million was recorded to write-down inventory to its estimated selling value in connection with the liquidation sales in the closing stores. During the liquidation sales for the 283 stores closed in the second quarter of fiscal 2002, the actual markdowns required to liquidate the inventory were lower than expected. As a result, a credit of $36 million was recorded to adjust the original estimate. In addition, $193 million of liquidator fees and expenses were incurred as a result of the disposition of the inventory.

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

Corporate Cost Reduction Initiatives

     During fiscal 2002 and the 13-weeks ended April 30, 2003, the Predecessor Company eliminated approximately 950 positions at the corporate headquarters and positions nationally that provided corporate support. As a result of the job eliminations, a charge of $50 million was recorded in fiscal 2002, which was later reduced by $10 million in the 13-weeks ended April 30, 2003 as a result of a change in the estimated expenses. An additional $50 million was incurred related to the severance plan provisions of the Predecessor Company's KERP, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". These items are included in the line Restructuring, impairment and other charges in the accompanying Consolidated Statements of Operations.

Supply Chain Operations

     Approximately $9 million of accelerated depreciation related to operating software the Predecessor Company anticipated replacing in its distribution centers was recorded in fiscal 2002 of which $7 million and $2 million were included in Cost of sales, buying and occupancy and SG&A, respectively, before the replacement initiative was suspended and the remaining net book value of assets was depreciated over the original useful lives.

Restructuring of BlueLight.com

     In fiscal 2002, the Predecessor Company reduced the reserves established in fiscal 2001 for BlueLight.com contract terminations by $6 million based on revised estimates for the remaining obligations. All charges related to the impairment of the investment and restructuring of BlueLight.com are included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations.

Other

     Accelerated Depreciation

     The Predecessor Company recorded $52 million and $30 million during the 13-weeks ended April, 30, 2003 and fiscal year 2002, respectively, for accelerated depreciation on unimpaired assets to be disposed of following the 316 and 283 store closings. The $30 million recorded in fiscal 2002 is included in the line Cost of sales, buying and occupancy in the Consolidated Statements of Operations. Of the $52 million recorded in the 13-weeks ended April 30, 2003, $47 million is included in Restructurings, impairments and other charges and $5 million is included in Discontinued operations in the Consolidated Statements of Operations.

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

     As a result of the decision to close the 283 stores, the Predecessor Company recorded net charges of $207 million during fiscal 2002, of which $22 million is included in Discontinued operations and the remaining $185 million is included in Reorganization items, net in the Consolidated Statements of Operations. In addition, the Predecessor Company reclassified $144 million of capital lease obligations to the closed store reserve. The reserve for estimated costs was recorded in accordance with EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity."

     As part of Fresh-Start accounting, reserves established in connection with certain restructurings were discharged as of April 30, 2003 in accordance with the Plan of Reorganization. See Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a detailed discussion of the discharge of liabilities subject to compromise under the Plan of Reorganization.

     The following table provides information regarding reserve activity:

                                          2003        2002       2002      2001      2001        2000
                                          Store     Employee    Store     Supply   BlueLight   Strategic
(dollars in millions)                   Closings   Severance   Closings   Chain      .com       Actions
---------------------                   --------   ---------   --------   ------   ---------   ---------
Balance as of January 30, 2002            $ --        $ --       $ --       $11       $18         $98

Additions charged to operations             --         101        228         1        --          --
Reclassifications                           --          --        140        --        --          --
                                          ----        ----       ----       ---       ---         ---
Total additions                             --         101        368         1        --          --

Reductions:
   Cash payments:
   Lease obligations                        --          --         11        --         1           2
   Employee costs                           --          31         --         5        --          --
   Contractual obligations                  --          --         --        --         1          --
Non-cash reductions:
   Adjustments                              --          --         21        --         6           1
   Pre-petition liability settlements       --           1         42         5         4          --
                                          ----        ----       ----       ---       ---         ---

Balance as of January 29, 2003              --          69        294         2         6          95

Additions charged to operations            214           7         --        --        --          --
Reclassifications                          181          --         --        --        --          --
                                          ----        ----       ----       ---       ---         ---
Total additions                            395           7         --        --        --          --
Reductions:
   Cash payments for employee costs         --          40         --        --        --          --
Non-cash reductions:
   Discharge of liabilities                395          --        294         2         6          95
   Adjustments                              --          --         --        --        --          --
                                          ----        ----       ----       ---       ---         ---
Balance as of April 30, 2003              $ --        $ 36       $ --       $--       $--         $--
                                          ====        ====       ====       ===       ===         ===

     Restructuring reserves related to the fiscal 2002 employee severance program of $36 million were assumed by the Successor Company. During fiscal 2004, we made payments of $1 million and non-cash reductions of $3 million to this reserve. We made $28 million in payments and recorded non-cash reductions of $4 million to the reserve during the 39-weeks ended January 28, 2004. As of January 26, 2005 and January 28, 2004 the liability for the 2002 employee severance program was zero and $4 million, respectively.

23)  REORGANIZATION ITEMS, NET

     Reorganization items represent amounts the Predecessor Company incurred as a result of its Chapter 11 reorganization, and are presented separately in the accompanying Consolidated Statements of Operations as required by SOP 90-7.

                                                         Predecessor Company
                                                    ----------------------------
                                                    13-Weeks Ended   Fiscal Year
(dollars in millions)                               April 30, 2003       2002
---------------------                               --------------   -----------
Gain on extinguishment of debt                         $(5,642)          $ --
Revaluation of assets and liabilities                    5,642             --
Fleming settlement                                         385             --
Estimated claims for rejected executory contracts          200             --
2003 store closings                                        158             --
2002 store closings                                         --            185
Other                                                       26            178
                                                       -------           ----
Reorganization items, net                              $   769           $363
                                                       =======           ====

     The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our Consolidated Statements of Operations for all periods presented:

Gain on extinguishment of debt/Revaluation of assets and liabilities

     See Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting for a discussion on the extinguishment of debt and the revaluation of assets and liabilities.

Fleming settlement

     On February 3, 2003, the Predecessor Company announced that it had terminated the supply relationship with Fleming Corporation ("Fleming") by means of a rejection of the 2001 contract through the Chapter 11 reorganization. As part of the bankruptcy proceedings, Fleming filed a claim of $1.5 billion on March 11, 2003. The Predecessor Company and Fleming came to an agreement on a settlement of Fleming's claims, and on March 27, 2003, the Court approved the settlement of all claims asserted by Fleming. Under the settlement, the Predecessor Company paid Fleming $15 million of Fleming's net post-petition administrative claim, which exceeded $30 million. Additionally, Fleming's general unsecured claim was reduced from approximately $1.5 billion to $385 million, which was recorded in the first quarter of fiscal 2003.

Estimated claims for rejected executory contracts

     For the 13-weeks ended April 30, 2003, the Predecessor Company recorded expense of $200 million for estimated allowable claims for rejected executory contracts, primarily equipment leases and service contracts. The estimate was based on a review of each class of contract. On April 30, 2003, upon adoption of Fresh-Start accounting, these liabilities were discharged in accordance with the Plan of Reorganization; see Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting.

2003 store closings

     As discussed in Note 22 - Special Charges, the Predecessor Company recorded a charge of $214 million for lease terminations and other costs associated with the 316 stores closed in fiscal 2003. Of the charge, $158 million is included in Reorganization items, net in the Consolidated Statements of Operations, and the remaining $56 million is included in Discontinued operations.

2002 store closings

     As discussed in Note 22 - Special Charges, the Predecessor Company recorded net charges of $207 million associated with the 283 stores closed in fiscal 2002. Of the charge, $185 million is included in Reorganization items, net in the Consolidated Statements of Operations and the remaining $22 million is included in Discontinued operations.

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

24)  COMMITMENTS AND CONTINGENCIES

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

Fair Labor Standards Litigation

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

     On July 31, 2002, attorneys for plaintiffs in the then pending class action lawsuits filed a class proof of claim in the Court (the "Class Proof of Claim") on behalf of the plaintiffs and all purchasers of the Predecessor Company's common stock between May 17, 2001 and January 22, 2002, inclusive. The Class Proof of Claim, which is asserted against the Debtors, reserved the right to identify additional claimants or members of the class group in the future. In support of the Class Proof of Claim, the claimants rely on the above-referenced class actions filed against the parties. The claimants state that the grounds for liability are alleged damages for violations of federal securities laws, including the Securities Exchange Act of 1934, in connection with the purchase or acquisition of the Predecessor Company's common stock by the claimants during the class period. The Class Proof of Claim alleges that the Debtors are liable to the claimants for damages in a sum not presently determinable but believed to be not less than $700 million in the aggregate, plus interest, costs and allowed attorneys' fees. Kmart has objected to this claim. Assuming that the decision to dismiss the purported action is upheld, Kmart will seek to have the Class Proof of Claim expunged.

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

     On May 2, 2002, the Softbank Funds filed proofs of claim with the Court in an aggregate amount equal to $56 million. This claim has been expunged.

     The foregoing actions, which were brought by or on behalf of holders of common stock of the Predecessor Company and are referred to as "Securities Actions" under the Plan of Reorganization, were brought against persons other than the Company and, therefore, were not extinguished upon emergence from Chapter 11. Accordingly, to the extent that any awards are granted to the respective plaintiffs under these actions and a claim is allowed against the Predecessor Company under the proofs of claim previously filed with the Court, the allowed claim, to the extent not covered by insurance, will be addressed and treated solely in accordance with the Plan of Reorganization. They would be treated as Class 10 subordinated securities claims and would be entitled to the same Plan of Reorganization distribution as are afforded to holders of other allowed Class 10 claims (the theory being that indemnified claims based on securities litigation enjoy no greater rights than the securities litigation claims themselves). Under the Plan of Reorganization, Kmart estimates that the holders of allowed Class 10 claims (who do not receive a recovery from the lawsuit relating to the Class Proof of Claim) will receive a payment in cash equal to 2.5% of the proceeds realized by the Creditor Trust through prosecution of the various trust claims (an amount which has yet to be determined with finality). Except as noted above, the foregoing actions relate to periods occurring prior to the Petition Date. Any obligations which we may have with respect to a claim for indemnification by any of the defendants will be governed by the terms of the Plan of Reorganization.

     On March 18, 2002, a class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and former directors of Kmart Corporation alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in the Predecessor Company's stock; failure to provide complete and accurate information about the Predecessor Company's common stock; and failure to provide accurate information regarding the Predecessor Company's financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of the Predecessor Company as defendants. Kmart is not a defendant in this litigation. On July 29, 2002, the plaintiffs filed proofs of claim with the Court in an aggregate amount equal to $180 million. On August 20, 2003, the defendants' motion to dismiss the purported class action in the United States District Court for the Eastern District of Michigan was denied. That court certified the class on April 16, 2004, but the class has yet to be defined. Mediation was held on December 10, 2004, which did not settle the case. However, telephonic settlement discussions are continuing and further discovery activity has been suspended. If settlement is not reached, discovery is expected to begin in March, 2005.

Other and Routine Actions

     Kmart is a defendant in a pre-petition putative nationwide class action pending in Colorado relating to proper access to facilities for the disabled under the Americans with Disabilities Act ("ADA"). The Colorado class action is pending in the United States District Court in Denver, Colorado. The parties are awaiting the court's decision on class certification and responsibility for attorney fees. At this time, the likelihood of a material unfavorable outcome is not considered probable. We have experienced an increase in ADA public accommodation lawsuits filed against Kmart stores since emergence from bankruptcy.

     On November 7, 2003, the Company filed suit in the United States District Court for the Eastern District of Michigan, which was later dismissed and refiled in the Oakland County Circuit Court (State of Michigan), against Capital One Bank, Capital One, F.S.B., and Capital One Services, Inc. (collectively, "Capital One"). The complaint, as amended, alleges breach of contract, tortious interference with business relationships, misappropriation of a trade secret, trademark infringement, and a violation of the Michigan Consumer Protection Act, which claims arise out of Capital One's alleged failure to market and support a co-branded credit card under an agreement the parties had with respect to a Kmart MasterCard. Kmart is seeking monetary damages. Capital One has filed a motion to dismiss a hearing on that motion has not been scheduled. Trial is currently set for June 20, 2005. Discovery is proceeding.

     On November 18, 2003, the Creditor Trust filed suit in the Oakland County (Michigan) Circuit Court against six former executives of the Predecessor Company (the "Officer Defendants") and PricewaterhouseCoopers LLP, the Predecessor Company's independent auditor. The allegations against the Officer Defendants include, among other things, violations of their fiduciary duty, their duty of good faith and loyalty, and their duty of care, and breach of contract related to the Officer Defendants' employment agreements with the Predecessor Company. Allegations against PricewaterhouseCoopers LLP include, among other things, breach of duty of care owed to the Predecessor Company and breach of contract arising out of consulting agreements between PricewaterhouseCoopers LLP and the Predecessor Company. Kmart is not a defendant in this litigation. PricewaterhouseCoopers removed the case to the Bankruptcy Court for the Eastern District of Michigan seeking to have the case transferred to the Bankruptcy Court for the Northern District of Illinois. The Creditor Trust filed a motion to remand the case back to the Oakland County Circuit Court which was granted. The claims against the former executives were order to binding arbitration by the Oakland County Circuit Court based on the terms of the employment agreements.

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

     In Capital Factors v. Kmart Corporation, the United States District Court for the Northern District of Illinois ruled that the Court did not have the authority to authorize the payment of pre-petition claims of certain trade vendors by the Company. That ruling was appealed by the Company to the Seventh Circuit Court of Appeals. The Seventh Circuit upheld the decision of the District Court. Critical vendors sought a rehearing by the Seventh Circuit, which was denied and filed petitions for Writ of Certiorari to the Supreme Court which were also denied.

     In order to satisfy our fiduciary responsibility to pursue claims against the critical vendors during the pendency of the appeal, on January 26, 2004 we filed 45 lawsuits against a total of 1,189 vendors that received these payments. Subsequently, many of the cases were severed into lawsuits against individual defendants, although all cases are proceeding on a common pretrial procedural track. The lawsuits seek to recover critical vendor payments in excess of $174 million. The Company recently notified affected vendors that we are willing to settle these claims for a percentage of the money they received, based on the amount of the claim. The ultimate amount of recovery can not be determined at this time. To date, Kmart has settled 505 critical vendor claims for a total recovery to the Company of $34 million in cash and claim assignments.

     The Company became aware of reporting violations of the Emergency Planning and Community Right to Know Act ("EPCRA") and other environmental regulations at our distribution centers. Subsequently, we completed a comprehensive environmental audit of each distribution center and have submitted the required reports to the United States Environmental Protection Agency. At the current time, we cannot, with reasonable certainty, estimate the penalty that may be imposed, but are working closely with the Environmental Protection Agency to resolve this matter.

     We have submitted documentation to the Environmental Protection Agency and are in the process of implementing a comprehensive environmental program at the Distribution Centers. We have complied fully with the Environmental Protection Agency on this matter are awaiting final resolution.

     On September 24, 2004, the Company filed suit against i2 Technologies, Inc. ("i2") and two of its senior executives in the District Court for Dallas County, Texas. The suit alleges fraud, breach of contract and rescission arising out of the September 29, 2000 contract between Kmart and i2 for software licenses, software development and consulting work, valued at approximately $42.5 million (the "Contract"). Kmart is seeking monetary damages. After entering into the Contract, Kmart experienced tremendous difficulty in integrating the new software, notwithstanding i2's representations that integration would not be an issue. Kmart also discovered that several of the software component packages it had purchased did not exist. Additionally, Kmart spent approximately $10 million for consulting services associated with the nonexistent or nonfunctioning i2 software. Only one of the 13 programs purchased by Kmart was usable, and is still being used by Kmart. Discovery has begun, but is at a very early stage. Trial has been set for March 2006.

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

     We assess the likelihood of potential losses on an ongoing basis, and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Our balance sheet as of January 26, 2005 only reflects potential losses for which the Successor Company may have ultimate responsibility.

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

Merger Litigation

     Following the announcement of the proposed merger with Sears on November 17, 2004, several actions have been filed purporting to challenge the merger, as follows:

     Three cases, styled William Fischer v. Sears, Roebuck and Co., et al. (Case No. 04 CH 19137), City of Dania Beach Police & Firefighters Retirement System v. Sears, Roebuck and Co. et al. (Case No. 04 CH 19548) and Central Laborers Pension Fund v. Sears, Roebuck and Co. et al. (Case No. 04 CH 19435), have been filed in the Circuit Court of Cook County, Illinois, Chancery Division. These cases assert claims on behalf of a purported class of Sears stockholders against Sears and certain of its officers and directors, together with Kmart, Edward S. Lampert, William C. Crowley and other affiliated entities, related to an alleged breach of fiduciary duty in connection with the mergers. The plaintiffs allege that the merger favors interested defendants by awarding them disproportionate benefits, and that the defendants failed to take appropriate steps to maximize the value of a merger transaction for Sears stockholders. The complaints seek provisional and permanent injunctive relief; the Fischer complaint also seeks damages. The cases have been reassigned to a single judge and the plaintiffs have filed a consolidated and amended complaint. On February 1, 2005, the court granted the defendants motion to stay or dismiss these Illinois actions in favor of the pending New York action discussed immediately below. Accordingly, these actions are stayed pending resolution of the New York actions discussed below. Plaintiffs have filed a notice of appeal of the stay order to the Appellate Court of Illinois - First District.

     Two cases, styled Gershon Chanowitz, et al. v. Hall Adams, Jr., et al. (Index No. 04/603903) and Nathan Krantman v. William Bax, et al. (index 04/603889), have been filed in the Supreme Court of the State of New York, New York County. On February 15, 2005 the Court ordered that the two cases be consolidated as a single action. On February 16, 2005, the plaintiff's filed a superceding consolidated Amended Class Action Complaint. The consolidated complaint asserts claims on behalf of a purported class of Sears stockholders against Sears and certain of its officers and directors for breach of fiduciary duty in connection with the mergers on the grounds that the defendants allegedly failed to take appropriate steps to maximize the value of a merger transaction for Sears stockholders. Plaintiffs also have named Kmart, Edward S. Lampert, and ESL Investments, Inc. as defendants on the ground that they aided and abetted the alleged breaches of fiduciary duty. Additionally, the plaintiffs claim that the defendants have made insufficient and misleading disclosures in connection with the mergers. The complaint seeks provisional and permanent injunctive relief, as well as damages. Also, on February 16, 2005, the plaintiffs filed an order to show cause seeking expedited discovery about the appraisal of Sears' real estate. A briefing schedule on the motion has not yet been set. On February 25, 2005, the defendants filed a motion to dismiss the complaint.

     The lawsuits are in their preliminary stages, and it is impossible to predict their outcome at this time. Kmart intends to defend itself vigorously in respect of the claims asserted against it.

25)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                2004
                                               -------------------------------------
                                                         Successor Company
                                               -------------------------------------
                                                First     Second    Third     Fourth
(dollars in millions, except per share data)   Quarter   Quarter   Quarter   Quarter
--------------------------------------------   -------   -------   -------   -------
Sales                                           $4,615    $4,785    $4,392    $5,909
Cost of sales, buying and occupancy             $3,478    $3,543    $3,247    $4,402
Selling, general and administrative expenses    $1,004    $1,039    $1,043    $1,070
Net income                                      $   91    $  154    $  552    $  309

Basic net income per share                      $ 1.02    $ 1.72    $ 6.19    $ 3.48

Diluted net income per share                    $ 0.94    $ 1.54    $ 5.45    $ 3.09

                                                                  2003
                                               -----------------------------------------
                                               Predecessor
                                                 Company          Successor Company
                                               -----------   ---------------------------
                                                  First       Second    Third     Fourth
(dollars in millions, except per share data)     Quarter     Quarter   Quarter   Quarter
--------------------------------------------   -----------   -------   -------   -------
Sales                                            $6,181      $5,652    $5,092     $6,328
Cost of sales, buying and occupancy              $4,762      $4,419    $3,925     $4,740
Selling, general and administrative expenses     $1,421      $1,225    $1,179     $1,177
Net income (loss)                                $ (862)     $   (8)   $  (28)    $  270

Basic net income (loss) per share                $(1.65)     $(0.09)   $(0.31)    $ 3.02

Diluted net income (loss) per share              $(1.65)     $(0.09)   $(0.31)    $ 2.78

Quarterly Items:

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

     In the fourth quarter of fiscal 2004 the Company recognized gains of $35 million and $46 million on sales of assets and recoveries from bankruptcy related settlements, respectively; see Note 4 - Emergence from Chapter 11 Bankruptcy Protection and Fresh-Start Accounting. In the third quarter and second quarter of fiscal 2004 the Company recognized $807 million and $72 million, respectively, from gain on sales of assets primarily related to the previously announced transactions with Sears and Home Depot.

     In the fourth quarter of fiscal 2003 the Company executed certain real estate transactions, resulting in a net gain of $86 million. Approximately $56 million of this gain was the result of the assignment of four operating leases, and $22 million of the gain was due to the sale of two owned properties. The remaining net gain of $8 million was from the sale of other various property and equipment.

                            Kmart Holding Corporation
                 Schedule II - Valuation and Qualifying Accounts
               Fiscal Year 2004, 39-Weeks Ended January 28, 2004,
               13-Weeks Ended April 30, 2003 and Fiscal Year 2002

(Dollars in millions)

                                                          Additions       Additions
                                         Balance at       charged to     charged to                Balance at
                                        beginning of   cost, expenses,      other                    end of
Description                                period          revenues       accounts    Deductions     period
-----------                             ------------   ---------------   ----------   ----------   ----------
Allowance for Doubtful Accounts:
 Successor Company
 -----------------
   Fiscal 2004                              $   78           $   64         $ --        $  102(1)     $   40
   39-weeks ended January 28, 2004              80               96           --            98(1)         78
 Predecessor Company
 -------------------
   13-weeks ended April 30, 2003                67               61           --            48(1)         80
   Fiscal 2002                                  49              102           --            84(1)         67

Allowance for Deferred Tax Assets:
 Successor Company
 -----------------
   Fiscal 2004                              $2,351           $   53         $ --        $1,155(2)     $1,249
   39-weeks ended January 28, 2004           2,789               --           --           438(3)      2,351
 Predecessor Company
 -------------------
   13-weeks ended April 30, 2003             2,348              611           --           170(4)      2,789
   Fiscal 2002                               1,032            1,122          194(5)         --         2,348

     (1) Charges to the account are for the purposes for which the reserves were created.

     (2) In fiscal 2004 we utilized $380 million of pre-emergence deferred tax assets. Such utilization reduced the valuation allowance previously established. In fiscal 2004, the valuation allowance was further reduced by $775 million based on the estimated utilization of deferred tax assets through the end of fiscal 2007. In accordance with SOP 90-7, we recorded all of these adjustments to Capital in excess of par value.

     (3) For the 39-weeks ended January 28, 2004 we utilized $203 million of pre-emergence deferred tax assets. Such utilization reduced the valuation allowance previously established. During this same period, the net pre-emergence deferred taxes were reduced by $235 million and a correlating offset to the previously established valuation allowance was required. In accordance with SOP 90-7, we recorded all of these adjustments to Capital in excess of par value.

     (4) The valuation allowance was decreased by $170 million due to the adjustment of assets and liabilities to fair market value during fresh-start accounting at April 30, 2003. This adjustment was credited to Capital in excess of par value.

     (5) The charge represents the valuation allowance on the deferred tax benefit relating to the minimum pension liability adjustment.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 9, 2005

To the Stockholders of Kmart Holding Corporation,

The management of Kmart Holding Corporation ("Kmart") is responsible for the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect the effects of certain judgments and estimates made by management.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system over financial reporting is designed to provide reasonable assurance to Kmart's management and board of directors regarding the preparation, integrity, objectivity and fair presentation of the financial statements and other financial information presented in this report.

Management assessed the effectiveness of Kmart's internal control over financial reporting as of January 26, 2005. In making our assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our assessment included the documentation and understanding of our internal control over financial reporting. We have evaluated the design effectiveness and tested the operating effectiveness of internal controls to form our conclusion.

Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on this assessment, we conclude that, as of January 26, 2005, the Company's internal control over financial reporting is effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

In addition, Kmart's internal auditors advise management of the results of their audits and make recommendations to improve the system of internal control over financial reporting. Management evaluates the audit recommendations and takes appropriate action.

BDO Seidman, LLP, independent registered public accounting firm, has reported on management's assertion with respect to the effectiveness of our internal control over financial reporting as of January 26, 2005, as stated in their report included herein. The independent registered public accounting firm advises management of the results of their audit and makes recommendations to improve the system of internal control over financial reporting. Management evaluates the audit recommendations and takes appropriate action.


/s/ Aylwin B. Lewis
----------------------------------------
Aylwin B. Lewis
President and Chief Executive Officer


/s/ James D. Donlon, III
----------------------------------------
James D. Donlon, III
Senior Vice President, Chief Financial Officer

MANAGEMENT'S RESPONSIBILITY
FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation and integrity of our consolidated financial statements and other information appearing in this report. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis applying certain estimates and judgments based upon currently available information and management's view of current conditions and circumstances. On this basis, we believe that these financial statements reasonably present the financial position and results of operations of Kmart Holding Corporation.

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

     The firm of BDO Seidman, LLP, independent registered public accountants was engaged to render a professional opinion on our consolidated financial statements for the fiscal year ended January 26, 2005 and the 39-weeks ended January 28, 2004. Their report contains an opinion based on their audit, which was made in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) and procedures which they believed were sufficient to provide reasonable assurance that the consolidated financial statements, considered in their entirety, are not misleading and do not contain material errors. The financial statements for the 13-weeks ended April 30, 2003 and fiscal year ended January 29, 2003, were audited by other auditors whose report expressed an unqualified opinion for the 13-weeks ended April 30, 2003 and an unqualified opinion with an emphasis on going concern for the year ended January 29, 2003. The going concern emphasis was due to our filing of the voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on January 22, 2002. This emphasis was removed in the opinion rendered for the 13-weeks ended April 30, 2003 in connection with our emergence from bankruptcy on May 6, 2003 and improved liquidity position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -- BDO SEIDMAN, LLP

Board of Directors and Stockholders
Kmart Holding Corporation
Troy, Michigan

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Kmart Holding Corporation and subsidiaries (Successor Company) maintained effective internal control over financial reporting as of January 26, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kmart Holding Corporation and subsidiaries' (Successor Company) management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Kmart Holding Corporation and subsidiaries (Successor Company) maintained effective internal control over financial reporting as of January 26, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Kmart Holding Corporation and subsidiaries (Successor Company) maintained, in all material respects, effective internal control over financial reporting as of January 26, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kmart Holding Corporation and subsidiaries (Successor Company) as of January 26, 2005 and January 28, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 26, 2005 and the 39-weeks ended January 28, 2004, and our report dated March 4, 2005 expressed an unqualified opinion thereon.


BDO Seidman, LLP
Troy, Michigan
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - BDO SEIDMAN, LLP

Board of Directors and Stockholders
Kmart Holding Corporation
Troy, Michigan

     We have audited the accompanying consolidated balance sheets of Kmart Holding Corporation and subsidiaries (Successor Company) as of January 26, 2005 and January 28, 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 26, 2005 and the 39-weeks ended January 28, 2004. We have also audited the schedule, listed in the accompanying index, for the year ended January 26, 2005 and the 39-weeks ended January 28, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kmart Holding Corporation and subsidiaries (Successor Company) at January 26, 2005 and January 28, 2004, and the results of their operations and their cash flows for the year ended January 26, 2005 and the 39-weeks ended January 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedule for the year ended January 26, 2005 and 39-weeks ended January 28, 2004, presents fairly, in all material respects, the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kmart Holding Corporation and subsidiaries (Successor Company) internal control over financial reporting as of January 26, 2005, based on criteria established in Internal Control - Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2005 expressed an unqualified opinion thereon.


/s/ BDO Seidman, LLP
BDO Seidman, LLP
Troy, Michigan
March 4, 2005

REPORT OF INDEPENDENT AUDITORS - PRICEWATERHOUSECOOPERS LLP

To the Shareholders and
Board of Directors of
Kmart Holding Corporation:

In our opinion, the accompanying consolidated statements of operations, of shareholders' equity (deficit) and of cash flows from January 30, 2003 to April 30, 2003, and for the year ended January 29, 2003 of Kmart Holding Corporation and its subsidiaries (Predecessor Company) present fairly, in all material respects, the results of their operations and their cash flows for the period from January 30, 2003 to April 30, 2003, and for the year ended January 29, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein for the period from January 30, 2003 to April 30, 2003, and for the year ended January 29, 2003, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company filed a petition on January 22, 2002 with the United States Bankruptcy Court for the Northern District of Illinois for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Amended Plan of Reorganization was substantially consummated on April 23, 2003 and the Company emerged from bankruptcy on May 6, 2003. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
August 8, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executives and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

     No changes in the Company's internal control over financial reporting have come to management's attention that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     See Management's Annual Report On Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm included in
Item 8 of this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

EDWARD S. LAMPERT, 42, Chairman of our Board of Directors, is the Chairman and Chief Executive Officer of ESL Investments, Inc. based in Greenwich, Connecticut, which he founded in April 1988. Prior to founding ESL, Mr. Lampert worked for Goldman, Sachs & Co. for a number of years. Mr. Lampert has a bachelor's degree from Yale University. Mr. Lampert serves on the Board of Directors of AutoNation, Inc. and AutoZone, Inc.

E. DAVID COOLIDGE III, 61, is the Vice Chairman of William Blair & Company, a privately owned investment banking firm. He served as its Vice Chairman since 2003 and as Chief Executive Officer from 1995 until January 2004. Mr. Coolidge has been at William Blair for 35 years, including 17 years as head of the Corporate Finance division. Mr. Coolidge is a graduate of Williams College and has an MBA from the Harvard Business School. He is a trustee of the University of Chicago, Williams College and Rush University Medical Center. He serves on the Advisory Board of the Kellogg Graduate School of Management. Mr. Coolidge serves on the Board of Directors of Coverall Services and Duluth Trading Co.

WILLIAM C. CROWLEY, 47, is the Senior Vice President, Finance of Kmart. Mr. Crowley has served as an Officer of the Company since 2003. Mr. Crowley also serves as the President and Chief Operating Officer of ESL Investments, Inc. Prior to joining ESL in 1999, he was a Managing Director in the Merger and Acquisitions Department of Goldman, Sachs & Co. Mr. Crowley has a bachelor's degree and a JD from Yale University, and a master's degree from Oxford University. Mr. Crowley serves on the Board of Directors of AutoNation, Inc.

JULIAN C. DAY, 52, is the former President and Chief Executive Officer of Kmart. Prior to joining Kmart as President and Chief Operating Officer in March of 2002, he served as Chief Operating Officer of Sears, Roebuck and Co. and was Executive Vice President and Chief Financial Officer of Safeway, Inc. Mr. Day holds undergraduate and master's degrees from Oxford University and an MBA from the London Business School. He serves on the Board of Directors of Petco Animal Supplies, Inc.

WILLIAM S. FOSS, 65, is a California-based attorney with extensive experience in the retail industry. He served as Senior Vice President and General Counsel of the Selective Distribution Group of LVMH Moet Hennessy Louis Vuitton, the Paris-based luxury goods company, from 1998 through 2001. Prior to that, he was Senior Vice President and General Counsel at DFS Group Limited, the world's largest duty free retailing company. He previously served as Assistant General Counsel at Crown Zellerbach Corporation. Mr. Foss received a bachelor's degree from Dartmouth College and graduated from Rutgers University Law School.

AYLWIN B. LEWIS, 50, is the President and Chief Executive Officer of Kmart. Prior to joining Kmart in October 2004, he served as President, Chief Multi-Branding and Operating Officer of YUM! Brands, Inc. Mr. Lewis spent 13 years at YUM! and was in the restaurant industry for 26 years. Mr. Lewis holds dual bachelor degrees from the University of Houston in both Business Management and English Literature and an MBA from the University of Houston. He serves on the Board of Directors of Halliburton Company and The Walt Disney Company.

STEVEN T. MNUCHIN, 42, is Chairman and Co-Chief Executive Officer of Dune Capital Management LP and a member of the Management Committee. Prior to this, he was CEO of SFM Capital Management LP (a Soros Fund Management LLC affiliate and investment advisor to Soros Credit and SFM Capital). He also served as a member of the Management Committee of Soros Fund Management LLC. Prior to SFM, he served as Vice Chairman of ESL Investments. Prior to ESL, Mr. Mnuchin spent 17 years at Goldman Sachs where he had broad-based management and investment responsibilities. Mr. Mnuchin was an Executive Vice President, the firm's Chief Information Officer, and a member of the firm's Management Committee. He was responsible for overseeing the Technology Division, global e-commerce, and technology strategy. Mr. Mnuchin was also a member of the Fixed Income Currency Commodity Division's Operating Committee. Mr. Mnuchin has a bachelor's degree from Yale University. He is a member of the Yale Development Board, Riverdale Country School Board, Hirshhorn Museum and Sculpture Garden Board, Whitney Museum of American Art Board, and a Trustee of the OCD Foundation.

ANN N. REESE, 52, co-founded the Center for Adoption Policy in New York in 2001 and serves as its Executive Director. Prior to co-founding the Center, Ms. Reese held a number of senior corporate positions. Ms. Reese served as a Principal with Clayton, Dubilier & Rice, a private equity investment firm in 1999 and 2000. From 1995 to 1998, she was Executive Vice President and Chief Financial Officer of ITT Corp. She also served as the Treasurer and Assistant Treasurer of ITT Corp. She began her career at Bankers Trust, and held various treasury positions at Union Carbide and Mobil Oil. Ms. Reese has a bachelor's degree from the University of Pennsylvania and an MBA from New York University. Ms. Reese serves on the Board of Directors of Xerox Corporation, Jones Apparel Group, and Merrill Lynch.

BRANDON G. STRANZL, 30, is the Managing Member of TBGS Investments, LLC, which is the General Partner of TBGS Partners, LP, a private limited partnership focused on value investing. Mr. Stranzl formed TBGS Investments, LLC in May 2004. Prior to the formation of TBGS Investments, LLC, Mr. Stranzl was a Member of Third Avenue Management LLC, where he was a Portfolio Manager for the Third Avenue Special Situations Fund LP. Prior to joining Third Avenue in 2002, Mr. Stranzl worked for Morgan Stanley Investment Management, where he focused on high yield and distressed investments, beginning in 1999. Earlier in his career, from 1997 to 1999, he worked for Fidelity Investments. Mr. Stranzl received a bachelor's degree from Vassar College. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

THOMAS J. TISCH, 50, has been the Managing Partner of Four Partners, a private investment firm, since 1992. He is a trustee of the Manhattan Institute, New York University Medical Center and Brown University. Mr. Tisch received a bachelor's degree from Brown University and a JD from New York University. Mr. Tisch serves on the Board of Directors of Anteon International Corp.

OFFICERS

KAREN A. AUSTIN, 43, Senior Vice President, Chief Information Officer. Ms. Austin has been with the Company since 1984. She previously served as Vice President, IT Applications from 2001 to 2002 and as Divisional Vice President, Supply Chain Applications from 1999 to 2001.

JAMES E. DEFEBAUGH IV, 50, Senior Vice President, Chief Legal Officer. Mr. Defebaugh has been with the Company since 1983. He previously served as Senior Vice President, Chief Compliance Officer and Secretary during 2002 and 2003, Vice President, Associate General Counsel and Secretary during 2001 and 2002, Vice President and Secretary during 2000 and 2001, and Vice President, Legal in 1999.

JAMES D. DONLON III, 58, Senior Vice President, Chief Financial Officer. Mr. Donlon joined the Company in January 2004. He spent 25 years at Daimler Chrysler Corporation, retiring from there in 2003 after serving as Controller from 1992 to 1993, Vice President and Controller from 1993 to 1998 and Senior Vice President & Controller from 1998 to 2003.

JAMES F. GOOCH, 37, Vice President, Controller. Mr. Gooch has been with the Company since 1996. He previously served as Vice President, Treasurer, Financial Planning & Analysis from March 2003 to September 2004, Vice President, Financial Planning & Analysis from March 2002 to March 2003, Divisional Vice President - Financial Planning & Analysis from November 2001 to March 2002, Assistant Treasurer from April to November 2001 and Divisional Vice President - Merchandise Finance from April 1999 to November 2001.

JOHN D. GOODMAN, 40, Senior Vice President, Chief Apparel Officer. Mr. Goodman joined the Company in December 2003. He previously served as a Senior Vice President from October 2001 to November 2003 and Vice President from March 2000 to October 2001 with Gap, Inc., and as Divisional Merchandise Manager/Senior Director at Banana Republic from 1998 to 2000.

PAUL GUYARDO, 43, Senior Vice President, Chief Marketing Officer. Mr. Guyardo joined the Company in March 2004. He previously served as Executive Vice President of Television & Marketing for the Home Shopping Network from 1996 to 2004. Mr. Guyardo serves on the National Advisory Council at Northwestern University, and the Board of Directors of Starlight/Starbright Children's Foundation.

W. BRUCE JOHNSON, 53, Senior Vice President, Supply Chain and Operations. Mr. Johnson joined the Company in October 2003. He previously served as Director, Organization and Systems for Carrefour S.A. from March 1998 to October 2003.

JAMES P. MIXON, 60, Senior Vice President, Logistics. Mr. Mixon was previously employed with the Company as Senior Vice President, Logistics from June 1997 to October 2000. He served as Executive Vice President of The Return Exchange from June 2001 to May 2002. He returned to the Company as Senior Vice President, Logistics in May 2002.

ALLEN R. RAVAS, 49, Vice President, Treasurer, Financial Planning & Analysis. Mr. Ravas has been with the Company since 1997. He previously served as Vice President, Merchandise Controller from 2002 to September 2004, Divisional Vice President, Merchandise Finance from 1999 to 2002 and Divisional Vice President, Logistics Finance from 1997 to 1999.

DENE L. ROGERS, 44, Senior Vice President, Stores. Mr. Rogers joined the Company in October 2003 as the head of Store Operations and was promoted to his current role in June 2004. He previously served as Senior Vice President, Planning, New Products and Development for Starwood Hotels and Resorts Worldwide, Inc. from 2001 to 2003 and Vice President, Business Development at General Electric Capital Corporation from 1998 to 2001.

LISA SCHULTZ, 50, Senior Vice President, Chief Creative Officer. Ms. Schultz joined the Company in September 2003. She previously served as Executive Vice President Product Development and Design from 1987 to 2001 for Gap, Inc.

DAVID R. WHIPPLE, 51, Senior Vice President, Associate Resources. Mr. Whipple joined the Company in June 2004. He previously served as Chief Human Resources Officer from 2000-2004 for U.S. Food Service and Executive Vice President Human Resources from 1995-2000 for Tops Markets, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors and officers to file reports of ownership and changes in ownership with respect to the securities of the Company with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based on a review of these reports and written representations from the Company's directors and officers regarding the necessity of filing a report, the Company believes that during fiscal 2004 all filing requirements were met on a timely basis.

CODE OF ETHICS

     The Company has long maintained a Code of Conduct that applies to all Kmart associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. We have posted our Code of Conduct in the Corporate Governance section of our corporate website, www.kmart.com.

CORPORATE GOVERNANCE PRACTICES

     The Board of Directors of the Company (the "Board") is committed to effective corporate governance. The Board has approved and adopted Corporate Governance Guidelines that provide the framework for governance of the Company. The Corporate Governance Committee reviews and assesses the Corporate Governance Guidelines annually and recommends changes to the Board as appropriate. The Corporate Governance Guidelines, along with the charters of all Board committees, the Company's Code of Business Conduct and the Company's Standards of Conduct for Directors are available on our website at www.kmart.com under the heading "About Kmart." Among other things, the Corporate Governance Guidelines provide that:

     - A majority of the members of the Board, and all members of the Board's committees, must be independent Directors to the extent required by applicable listing standards.

     - Directors have the opportunity to meet regularly in executive session, without management present.

     - The Board and its committees have the power to engage independent legal, financial or other advisors as deemed necessary, without consulting or obtaining the approval of the Company's officers in advance.

     - The Board conducts an annual evaluation to assess whether it and its committees are functioning effectively.

DIRECTOR INDEPENDENCE

     A majority of the Directors on the Board of Directors are independent. The Board has determined that each of the following Directors is an "independent director" as defined in the listing standards of the NASDAQ Stock Market, Inc. ("NASDAQ"):

     E. David Coolidge
     William S. Foss
     Edward S. Lampert
     Steven T. Mnuchin
     Ann N. Reese
     Brandon G. Stranzl
     Thomas J. Tisch

     The Board of Directors has also determined that all members of the Audit Committee meet additional, heightened independence criteria applicable to audit committee members under the NASDAQ listing standards. The Board of Directors has further determined that Ann N. Reese, the chair of the Audit Committee, E. David Coolidge and Brandon G. Stranzl are "audit committee financial experts" as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

     NASDAQ listing standards exempt "controlled companies" from NASDAQ's requirements relating to the independence of the board, and the independence of directors who participate in the director nomination and executive compensation processes, in recognition of the fact that majority shareholders have the right to select directors and control certain key decisions, such as executive officer compensation, by virtue of their ownership rights. The Company qualifies as a controlled company within the meaning of NASDAQ's listing standards because more than 50% of the Company's voting power is held by ESL Investments, Inc. and its affiliates ("ESL"). However, the Company has a majority of independent Directors on its Board, and, under NASDAQ listing standards, the nominating and compensation committees are independent.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board has standing committees for Audit, Compensation, Corporate Governance and Finance.

The table below reflects the membership for each committee in fiscal 2004.

                                      Corporate
              Audit   Compensation   Governance   Finance
              -----   ------------   ----------   -------
E. Lampert                 X*                        X*
E. Coolidge     X
W. Crowley                                           X
J. Day                                               X
W. Foss                                  X
A. Lewis
S. Mnuchin                               X*          X
A. Reese        X*         X
B. Stranzl      X
T. Tisch                   X             X

*    Chair

     Each committee operates under a written charter. The charters are available on our corporate website, www.kmart.com under the heading "About Kmart."

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long term compensation paid to Aylwin B. Lewis, our Chief Executive Officer, Julian
C. Day, our former Chief Executive Officer, and the four other most highly compensated executive officers for fiscal 2004 (the "Named Executive Officers").

                                                                                  Long Term Compensation
                                                Annual Compensation                       Awards
                                     -----------------------------------------   ------------------------
                                                                      Other      Restricted
                                                                     Annual         Stock      Securities     All Other
                                                                  Compensation     Awards      Underlying   Compensation
NAME AND PRINCIPAL POSITION   Year   Salary ($)   Bonus ($) (1)      ($) (2)       ($) (3)    Options (4)     ($) (5)
---------------------------   ----   ----------   -------------   ------------   ----------   -----------   ------------
A. LEWIS
   PRESIDENT AND CEO (6)      2004   $  291,668             --      $ 17,624     $4,622,086      150,000             --

J. DAY
   FORMER PRESIDENT
   AND CEO (7)                2004   $  712,500     $1,000,000            --             --           --     $2,003,365
                              2003   $1,000,000     $1,000,000      $  2,754             --    1,557,760     $    1,692
                              2002   $  643,123     $2,275,000      $778,494             --           --     $   75,917
W. B. JOHNSON
   SVP, SUPPLY CHAIN &
   OPERATIONS (8)             2004   $  650,000     $  166,339      $215,906             --           --     $    1,911
                              2003   $  197,083             --      $ 88,966     $  507,282           --     $      338
H. LUEKEN
   SVP, GENERAL
   COUNSEL AND
   SECRETARY (9)              2004   $  450,000     $  343,750      $ 17,483             --           --     $  475,936
                              2003   $  325,673             --      $ 72,955     $  507,282           --     $   25,232
J. MIXON
   SVP, LOGISTICS             2004   $  400,000     $  180,000            --             --           --     $    2,956
                              2003   $  400,210     $  180,000            --             --           --     $    1,870
                              2002   $  280,556     $   80,000      $151,872             --           --     $      779
L. SCHULTZ
   SVP, CHIEF CREATIVE
   OFFICER (10)               2004   $  500,000     $  176,528            --             --           --     $    1,193
                              2003   $  206,731             --            --     $  507,282           --     $      188

(1) Mr. Day, Mr. Johnson, Mr. Lueken, Mr. Mixon and Ms. Schultz received their bonuses under the Company's Annual Bonus Plan.

(2) The dollar amounts under "Other Annual Compensation" include: Reimbursement of Housing and Temporary Living Costs plus associated tax gross-up - Mr. Lewis- $17,624 (2004); Mr. Day- $2,754 (2003), $154,438 (2002); Mr.
     Johnson- $215,906 (2004), $88,966 (2003); Mr. Lueken - $17,483 (2004),
     $72,955 (2003); Mr. Mixon - $148,872 (2002);

(3) Restricted stock cannot be sold or otherwise transferred by the Named Executive Officer until such restrictions lapse. Restricted stock is valued at the average high low price on the date of grant.

     On January 26, 2005, the Named Executive Officers owned the number of restricted shares set forth below. The market value is based on the closing price of $90.33 for Kmart stock on that date.

                                  W.B.
          A. Lewis    J. Day     Johnson     H. Lueken   J. Mixon   L. Schultz
         ----------   ------   ----------   ----------   --------   ----------
Number       50,781     --         17,109       11,406      --          17,109
of
Shares
Market   $4,587,048     --     $1,545,456   $1,030,303      --      $1,545,456
Value

     Kmart does not currently pay dividends on its common stock.

     The following restricted stock grants reflected in the table vest or will vest, in whole or in part, in under three years from the date of grant:

     On October 18, 2004, in connection with his employment with the Company, Mr. Lewis was granted 50,781 shares of restricted stock that will vest as of the later of (i) the last day of the first Fiscal Year, of Fiscal Years 2005 through 2008, during which certain performance goals are met and (ii) the last day of Fiscal Years 2005, 2006, 2007 and 2008, in the case of the first, second, third and fourth installments, respectively. Mr. Lewis's restricted stock grant is subject to shareholder approval.

     On September 3, 2003, in connection with their employment with the Company, Mr. Johnson, Mr. Lueken and Ms. Schultz were granted 17,109 shares of restricted stock. The shares will vest with respect to those granted to Mr. Johnson and Ms. Schultz in equal installments on 12:01 a.m. on the date after the end of fiscal years 2004, 2005, and 2006. Mr. Lueken's shares would have vested in equal installments on September 4, 2005 and September 4, 2006. Pursuant to Mr. Lueken's separation agreement with the Company, vesting for one tranche of restricted shares was accelerated and one tranche was forfeited.

(4) Mr. Lewis's options are subject to shareholder approval. Mr. Lewis was the only employee of Kmart to receive options in fiscal 2004. Mr. Day was the only employee of Kmart to receive options in fiscal 2003.

(5) The dollar amounts (for fiscal year 2004) set forth under "All Other Compensation" include: Value of Life Insurance Premiums - Mr. Day - $3,365; Mr. Johnson - $1,911; Mr. Lueken - $477; Ms. Schultz - $1,193; Mr.
     Mixon - $2,956; Severance Payout - Mr. Day - $2,000,000; Value upon vesting of Restricted Stock - Mr. Lueken - $475,459.

(6)  Mr. Lewis's employment with Kmart commenced on October 18, 2004.

(7)  Mr. Day's employment with Kmart ceased on October 18, 2004.

(8)  Mr. Johnson became an executive officer of Kmart on September 3, 2003.

(9)  Mr. Lueken's employment with Kmart ceased on January 31, 2005.

(10) Ms. Schultz became an executive officer of Kmart on September 2, 2003.

     The following table provides information about stock option grants in 2004.

                        OPTION GRANTS IN LAST FISCAL YEAR

                           Percent of
              Number of       Total
              Securities     Options
              Underlying   Granted to               Market
                Options     Employees   Exercise     Price                 Potential Realizable Value Assumed
                Granted     in Fiscal     Price     on Date   Expiration     at Annual Rates of Stock Price
    Name          (#)         Year       ($/Sh)    of Grant      Date         Appreciation for Option Term
-----------   ----------   ----------   --------   --------   ----------   ----------------------------------
                                                                                   5% ($)      10% ($)
A. Lewis(1)     150,000       100%       $88.62     $88.62    10/18/2014         8,946,298   22,119,365
   J. Day         --           --          --         --           --                      --
 W. Johnson       --           --          --         --           --                      --
 H. Lueken        --           --          --         --           --                      --
  J. Mixon        --           --          --         --           --                      --
 L. Schultz       --           --          --         --           --                      --

(1)  Subject to shareholder approval.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                          Number of Securities        Value of  Unexercised
                                          Underlying Unexercised      In-the-Money Options at
             Shares                       Options at Fiscal Year      Fiscal Year End ($)
             Acquired on   Value          End (#)                     Exercisable/Unexercisable
Name         Exercise(#)   Realized ($)   Exercisable/Unexercisable   (1)
----         -----------   ------------   -------------------------   -------------------------
A. Lewis     --            --             0/150,000(2)                0/$256,500
J. Day       --            --             1,168,321/0                 $89,956,826/0
W. Johnson   --            --             --                          --
H. Lueken    --            --             --                          --
J. Mixon     --            --             --                          --
L. Schultz   --            --             --                          --

     (1) The value of the unexercised in-the-money options are based on the closing market price of $90.33 as of January 26, 2005, the Company's fiscal year end.

     (2)  Subject to shareholder approval.

           LONG TERM INCENTIVE PLAN -- AWARDS IN THE LAST FISCAL YEAR

     The table below shows the contingent target awards established for the Named Executive Officers with respect to Long Term Incentive Plan awards ("LTIP Awards") issued under the Kmart Holding Corporation Long Term Incentive Plan for the 2004-2006 performance period. Amounts available for LTIP Awards to executive officers are contingent upon achievement of certain levels of earnings before income, taxes, depreciation and amortization ("EBITDA"). The target amount is based on each participant's annual salary and target bonus.

                                                    Estimated Future Payouts under
                Performance or Other Period until     Non-Stock Price-Based Plans
     Name              Maturation or Payout                   Target ($)
-------------   ---------------------------------   ------------------------------
   A. Lewis                     --                                    --
  J. Day (1)                 10/19/04                         $  479,053
  W. Johnson            1/29/04 - 1/31/07                     $1,137,500
H. Lueken (2)                 2/1/05                          $  725,000
   J. Mixon                     --                                    --
  L. Schultz            1/29/04 - 1/31/07                     $  875,000

     (1) Mr. Day will receive a cash payment if the Company's cumulative EBITDA for the entire performance period (1/29/04 - 1/31/07) is met.

     (2) In accordance with the Separation Agreement between Mr. Lueken and the Company, he received in lieu of any outstanding Long Term Incentive Awards a $750,000 cash lump sum payment.

ANNUAL BOARD COMPENSATION

     Only non-employee Directors are compensated for serving as Directors of the Company. Each non-employee Director receives a cash retainer of $40,000. The Audit Committee chair receives an additional $10,000 retainer. No other Director receives additional compensation for board service. All Directors are reimbursed for out-of-pocket expenses incurred to attend meetings.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     Aylwin B. Lewis. Kmart appointed Mr. Lewis to the office of President and Chief Executive Officer effective October 18, 2004 and, in connection with his appointment, entered into a five-year employment agreement with Mr. Lewis as of such date (the "Lewis Agreement").

     Under the Lewis Agreement, Mr. Lewis will receive an annual salary of not less than $1,000,000; an annual bonus opportunity with a target amount equal to his annual salary; relocation benefits and other employee benefits and perquisites on the same basis as other senior executives of the Company, as in effect from time to time. However, he will not participate in the Kmart Long Term Incentive Plan. Mr. Lewis' annual bonus for the fiscal year beginning in 2004 will be based on performance from October 1, 2004 through the end of the fiscal year and pro-rated to reflect that he will have served for only a portion of the fiscal year.

     Pursuant to the Lewis Agreement, Mr. Lewis was granted 150,000 options with an exercise price equal to the fair market value of the underlying stock on October 18, 2004, and restricted stock having a value, on October 18, 2004, of $4,500,000. Subject to shareholder approval, which the Company will seek at its special meeting of shareholders (to be held on March 24, 2005), the options and restricted stock will vest in four installments on the last day of fiscal years 2005 through 2008, subject to his continued employment and, in the case of the restricted stock, to a performance condition. However, if his employment is terminated by the Company without cause or as a result of constructive termination, the restricted stock will vest in full, options that would have vested within 12 months of date of termination (but not less than one additional installment) will vest; and all vested options will remain exercisable for two years. The restricted stock will also vest upon his death or disability. In the event that Mr. Lewis's employment is terminated by Kmart without cause (other than because of death or disability) or by Mr. Lewis under a constructive termination, Mr. Lewis will receive his salary and continued welfare benefits for the lesser of three years or the remaining term of the Lewis Agreement, but not less than 12 months, and a pro-rata portion of the annual bonus for the year of termination.

     If Mr. Lewis's employment is terminated because of his death or the expiration of the term of his employment agreement, Mr. Lewis would be entitled to receive accrued but unpaid salary, benefits under Kmart benefit plans and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. If Mr. Lewis's employment is terminated due to disability, he would receive his base salary through the date of termination, through the Company's long-term disability plan or otherwise, an amount equal to 60% of his base salary for the period beginning on the date of termination through his 65th birthday, and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. In addition to the items that Mr. Lewis would receive upon termination of his employment agreement by death or by the expiration of the contract, if Mr. Lewis's employment agreement is terminated by Kmart without cause, or by Mr. Lewis under a constructive termination, he is entitled to his base salary, at the rate in effect on the date of termination of his employment payable for a period from the date of termination through the later of (i) the third anniversary of the date of termination or, if sooner, the last day of the Employment Term (as that is defined in the Lewis Agreement) and
(ii) the first anniversary of the date of termination.

     The Lewis Agreement provides for 12-month post-termination non-competition and non-solicitation covenants.

     Julian C. Day. On October 18, 2004, the Company entered into an agreement with Julian Day (the "Day Agreement") regarding his ceasing to serve as President and Chief Executive Officer, which is treated as a termination without cause under his employment agreement entered into originally in 2002, as amended in 2003, and for purposes of his incentive compensation awards.

     Upon the execution by Mr. Day of a mutual release of claims between him and the Company, and compliance with the covenants described below, he received a cash payment of $2,000,000 on the date when the mutual release became irrevocable, and will receive a pro-rata portion of the annual bonus for the 2004 fiscal year, based upon Company performance for the entire year and payable when the Company pays annual bonuses generally. In addition, as provided in his long-term performance awards for the performance periods 2003-2006 and 2004-2007, he will receive pro-rata awards in the respective amounts of $977,974 and $479,053, if the applicable performance goals are met, payable in cash after the end of the applicable performance periods. In addition to the first tranche of 389,441 options granted to him in 2003 which were vested at the time of his separation from the Company, the next two tranches of 389,441 options each granted in 2003 became fully vested, with all such options remaining exercisable for the next two years. Mr. Day will also receive continued welfare benefits for two years.

     Mr. Day is also subject to two-year non-competition and non-solicitation covenants; a confidentiality covenant; and a covenant obligating him to cooperate with the Company.

     W. Bruce Johnson. Kmart appointed Mr. Johnson to the office of Senior Vice President, Supply Chain and Operations effective September 3, 2003, and in connection with his appointment, entered into an employment agreement with Mr. Johnson (the "Johnson Agreement"). The Johnson Agreement is a three year agreement with automatic one year renewal periods. The Johnson Agreement provides for a base salary of $650,000, which shall be reviewed at least annually. The Johnson Agreement also provides for an annual incentive award with a target of 75% of his then-current salary, with the exact amount to be determined based on the Company's performance. The Johnson Agreement awarded Mr. Johnson $500,000 in restricted stock for entering the Johnson Agreement. Mr. Johnson is also eligible to participate in the Company's Long Term Incentive Plan. Awards under this Plan are contingent upon the Company's achievement of certain EBITDA levels. For the period 1/29/04 -1/31/07, Mr. Johnson is eligible to receive an award of up to $1,137,500. In addition, the Company agreed to reimburse Mr. Johnson for reasonable personal financial (including tax) counseling and for certain expenses related to his relocation.

     If Mr. Johnson's employment is terminated because of his death or the expiration of the term of his employment agreement, Mr. Johnson would be entitled to receive accrued but unpaid salary, benefits under Kmart benefit plans and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. He would also be entitled to the balance of any award earned but not yet paid, under the Company's long term incentive plan. If Mr. Johnson's employment is terminated due to disability, he would receive his base salary through the date of termination, through the Company's long-term disability plan or otherwise, an amount equal to 60% of his base salary for the period beginning on the date of termination through his 65th birthday, and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. In addition to the items that Mr. Johnson would receive upon termination of his employment agreement by death or by the expiration of the contract, if Mr. Johnson's employment agreement is terminated by Kmart without cause, or by Mr. Johnson under a constructive termination, he is entitled to severance payments equal to his monthly base pay for one year, except that such severance payments shall be reduced to the extent that he earns fees, salary or wages from a subsequent employer, and a continuation of his benefits for a one year period. The Johnson Agreement further provides for 12-month post-termination non-competition and non-solicitation covenants.

     Harold W. Lueken. On January 26, 2005, the Company entered into a separation agreement (the "Lueken Agreement") with Harold W. Lueken, Senior Vice President, General Counsel and Secretary of Kmart. Under the terms of the Lueken Agreement, Mr. Lueken remained an employee of Kmart through January 31, 2005 and receives certain benefits through that date and for one year thereafter. Pursuant to the Lueken Agreement, Mr. Lueken will receive a lump sum payment of $750,000 in lieu of any amounts owed to him under the Company's Long Term Incentive Plan. He will also receive his base salary for one year commencing on the effective date of the Agreement, subject to certain reductions, and will be eligible for his 2004 annual bonus. In addition, 5,703 shares of restricted stock of the Company previously granted to Mr. Lueken will vest and become free of transfer restrictions and the remaining unvested shares of restricted stock will be forfeited on the effective date of the Agreement.

     Lisa Schultz. Kmart appointed Ms. Schultz to the office of Senior Vice President, Chief Creative Officer effective September 2, 2003, and in connection with her appointment, entered into an employment agreement with Ms. Schultz (the "Schultz Agreement"). The Schultz Agreement is a three year agreement with automatic one year renewal periods. The Schultz Agreement provides for a base salary of $500,000 which shall be reviewed at least annually. The Schultz Agreement also provides for an annual incentive award with a target of 75% of her then-current salary, with the exact amount to be determined based on the Company's performance. The Schultz Agreement awarded Ms. Schultz $500,000 in restricted stock for entering the Schultz Agreement. Ms. Schultz is also eligible to participate in the Company's Long Term Incentive Plan. Awards under this Plan are contingent upon the Company's achievement of certain EBITDA levels. For the period 1/29/04 -1/31/07, Ms. Schultz is eligible to receive an award of up to $875,000. In addition, the Company agreed to reimburse Ms, Schultz for reasonable personal financial (including tax) counseling.

     If Ms. Schultz's employment is terminated because of her death or the expiration of the term of the Schultz Agreement, Ms. Schultz would be entitled to receive accrued but unpaid salary, benefits under Kmart benefit plans and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. She would also be entitled to the balance of any award earned but not yet paid, under the Company's long term incentive plan. If Ms. Schultz's employment is terminated due to disability, she would receive that base salary through the date of termination, through the Company's long-term disability plan or otherwise, an amount equal to 60% of her base salary for the period beginning on the date of termination through her 65th birthday, and a prorated annual bonus under our bonus program for the year in which the contract was terminated, if a bonus was earned for that year. In addition to the items that Ms. Schultz would receive upon termination of her employment agreement by death or by the expiration of the Schultz Agreement, if the Schultz Agreement is terminated by Kmart without cause, or by Ms. Schultz under a constructive termination, or upon expiration of the Schultz Agreement she is entitled to severance payments equal to her monthly base pay for one year, except that such severance payments shall be reduced to the extent that she earns fees, salary or wages from a subsequent employer, and a continuation of her benefits for a one year period. The Schultz Agreement further provides for 12-month post-termination non-competition and non-solicitation covenants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Board's Compensation Committee during Fiscal 2004 is or has been an officer or employee of the Company. During Fiscal 2004, no Kmart executive officer served on the compensation committee (or equivalent) or the board of directors of another entity whose executive officer(s) served on Kmart's Compensation Committee or Board. Information about transactions between the Company and its directors is set forth under "Certain Relationships and Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

     The following table reflects information about the securities authorized for issuance under the Company's equity compensation plans as of January 26, 2005.

                                                                          (c) Number of securities
                                                                           remaining available for
                        (a) Number of securities                            future issuance under
                            to be issued upon      (b) Weighted-average      equity compensation
                         exercise of outstanding     exercise price of        plans (excluding
                          options, warrants and    outstanding options,    securities reflected in
    Plan Category                rights             warrants and rights          column (a))
---------------------   ------------------------   --------------------   ------------------------
 Equity compensation                0                        0                        0
  plans approved by
   security holders

 Equity compensation            1,168,321                 $13.33                      0
plans not approved by
   security holders

        TOTAL                  1,168,321/0                $13.33                      0

SECURITY OWNERSHIP OF MANAGEMENT AND BOARD MEMBERS

     The following table sets forth information with respect to the beneficial ownership of our Common Stock as of February 22, 2005 by:

     each Named Executive Officer;

     each of our Directors; and

     all Executive Officers and Directors as a group.

     The percentage calculations are based the shares of common stock issued and outstanding as of February 22, 2005, except that information for Edward S. Lampert and ESL Investments, Inc. is based on the Schedule 13 D/A dated February 1, 2005. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after February 22, 2005 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares indicated, subject to applicable community property laws.

     The address of the beneficial owners is: c/o Kmart Holding Corporation, 3100 W. Big Beaver Road, Troy, Michigan 48084.

                                                           OPTIONS AND NOTES
                                                         EXERCISABLE WITHIN 60
     NAME OF BENEFICIAL OWNERS        COMMON STOCK (1)            DAYS           PERCENT OF CLASS
-----------------------------------   ----------------   ---------------------   ----------------
           E. Coolidge                     10,000                  0                     *
           W. Crowley                         0                    0                     *
           J. Day                             0                1,168,321               1.13%
           W. Foss                          2,000                  0                     *
           W. Johnson                       3,776                  0                     *
           E. Lampert (2)                48,303,424            6,475,300              53.69%
           A. Lewis                           0                    0                     *
           J. Mixon                           0                    0                     *
           S. Mnuchin                         0                    0                     *
           A. Reese                         5,000                  0                     *
           L. Schultz                       7,703                  0                     *
           B. Stranzl                         0                    0                     *
           T. Tisch (3)                   1,079,302                0                   1.06%
Directors & Executive Officers as a
group (22 persons)

                                         49,420,967            7,643,621              55.93%

*    Less than 1%

(1)  This does not include restricted stock not yet vested.

(2) Mr. Lampert is deemed to beneficially own the shares of ESL Investments, Inc. and certain of its affiliates. His ownership percentage is based on the Schedule 13D/A dated February 1, 2005.

(3) Excludes 3,237,906 shares owned by Andrew H. Tisch, Daniel R. Tisch and James S. Tisch, brothers of Mr. Thomas J. Tisch, or by trusts of which they are the managing trustees and beneficiaries, in respect of which Mr. Tisch has no pecuniary interest.

Item 13. Certain Relationships and Related Transactions

     The Chairman of our Board of Directors, Edward S. Lampert, is also the founder of ESL Investments, Inc., affiliates of which are our single largest shareholder group. Mr. Lampert beneficially owns 53.69% of our common stock because of this relationship. Mr. William C. Crowley, a director of the Company and our Senior Vice President, Finance, is also continuing in his current role as President and Chief Operating Officer of ESL Investments, Inc.

     The Company's Board of Directors has delegated authority to invest the Company's surplus cash to Edward Lampert, subject to various limitations that have been or may be from time to time adopted by the Board of Directors and/or the Finance Committee of the Board of Directors. Mr. Lampert is Chairman of the Company's Board of Directors and is the Chairman and Chief Executive Officer of ESL. Neither Mr. Lampert nor ESL will receive compensation for any such investment activities undertaken on behalf of the Company.

     Further, to clarify the expectations that the Board of Directors has with respect to the investment of the Company's surplus cash, the Board has renounced, in accordance with Delaware law, any interest or expectancy of the Company associated with any investment opportunities in securities that may come to the attention of Mr. Lampert or any employee, officer, director or adviser to ESL and its affiliated investment entities who also serves as an officer or director of the Company (each, a "Covered Party") other than (a) investment opportunities that come to such Covered Party's attention directly and exclusively in such Covered Party's capacity as a director of, officer or employee of the Company, (b) control investments in companies in the mass merchandise or discount retailing industry and (c) investment opportunities in companies or assets with a significant role in the Company's retailing business, including investment in real estate currently leased by the Company or in suppliers for which the Company is a substantial customer representing over 10% of such companies' revenues, unless in any such instance ESL has a pre-existing investment.

     On January 31, 2005, Kmart entered into an agreement with Holdings, ESL Partners, L.P., ESL Investors, L.L.C., ESL Institutional Partners, L.P. and CRK Partners II, L.P. (the foregoing entities other than Kmart and Holdings, collectively the "ESL Companies"). The ESL Companies are controlled, directly or indirectly, by ESL Investments, Inc., which in turn is controlled by Edward S. Lampert. Pursuant to the agreement, the ESL Companies converted, in accordance with the terms of the notes, all of the outstanding 9.00% convertible subordinated notes of Kmart into an aggregate of 6,269,998 shares of Kmart common stock, plus cash in lieu of fractional shares, and, in consideration of such conversion, received an aggregate payment from Kmart of $3.3 million in cash. This cash payment is approximately equivalent to the discounted, after-tax cost of the future interest payments that would have otherwise been paid by Kmart to the ESL Companies in the absence of the conversion (calculated by multiplying the present value of such interest payments by one less an assumed effective tax rate for Kmart).

     The agreement also provides that the options to acquire shares of common stock of Kmart which were issued pursuant to an Investment Agreement, dated as of January 24, 2003, as amended, among ESL Investments, Inc. and Third Avenue Trust, on behalf of its investment series, will be exchanged for options to acquire the same number of shares of common stock of Holdings at the same exercise price upon consummation of the merger with Sears. The Holdings options will have the same terms and conditions as the Kmart Options and will expire, in accordance with their terms, on May 6, 2005.

     The Agreement was approved by Kmart's Audit Committee, as contemplated by the rules of the NASDAQ Stock Market for related party transactions, as well as by Kmart's Board of Directors.

     For a discussion of certain other Related Transactions, see Note 2 - Merger with Sears, Roebuck and Co. in Item 8 of this Form 10-K.

Item 14. Principal Accounting Fees and Services

INDEPENDENT AUDITOR FEES

     We have elected to disclose fees billed to us by both BDO Seidman, LLP and PricewaterhouseCoopers LLP for fiscal year 2003. Fees for the 13-weeks ended April 30, 2003 were incurred by Kmart Corporation.

AUDIT FEES

     The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our Annual Financial Statements for the year-ended January 26, 2005 and for the review of the Financial Statements included in the Company's Quarterly Report on Form 10-Q for that period were $1,599,879. The aggregate fees billed by BDO Seidman, LLP for professional services rendered for the audit of our Annual Financial Statements for the 39-weeks ended January 28, 2004 and for the review of the Financial Statements included in the Company's Quarterly Report on Form 10-Q for that period were $1,337,131.

     The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our Annual Financial Statements for the 13-weeks ended April 30, 2003 and for the reviews of the Financial Statements included in the Company's Quarterly Reports on Form 10-Q, for the period May 1, 2003 through October 8, 2003, were $1,169,900.

AUDIT-RELATED FEES

     The aggregate fees billed by BDO Seidman, LLP for professional services rendered for audit-related services for the year-ended January 26, 2005 were $249,000. Audit-related services include fees incurred in connection with the Form S-4 filed for the merger with Sears.

     The aggregate fees billed by BDO Seidman, LLP for professional services rendered for audit-related services related to the period commencing October 8, 2003 through January 28, 2004 were $19,900.

     The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for audit-related services for the period commencing January 30, 2003 through October 8, 2003 were $64,000.

TAX FEES

     There were no fees billed by BDO Seidman, LLP for professional tax services rendered for fiscal year 2004 and for the period commencing October 8, 2003 through January 28, 2004.

     The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax services for the period commencing January 30, 2003 through October 8, 2003 were $988,554.

ALL OTHER FEES

     The were no fees billed by BDO Seidman, LLP for services rendered to the Company, other than the services described above under "Audit Fees," and "Audit-Related Fees".

     The aggregate fees billed by BDO Seidman, LLP for services rendered to the Company, other than the services described above under "Audit Fees," and "Audit-Related Fees" for fiscal year 2003 were $58,000.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The policy provides for the pre-approval of particular types of services and provides specific cost limits for each such service on an annual basis. The policy requires pre-approval on a case-by-case basis of all other permitted services. In determining whether to pre-approve services, the Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence. The Audit Committee delegates to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings, and the Chair reports any pre-approval decisions to the Audit Committee at its next scheduled meeting. Consistent with applicable law, the policy prohibits the Audit Committee from delegating to management the Audit Committee's responsibility to pre-approve permitted services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Exhibit 2.1 - Agreement and Plan of Merger, dated as of November 16, 2004, by and among Kmart Holding Corporation, Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Acquisition Corp. and Sears Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement - prospectus in Part I of the Sears Holdings Corporation's Registration Statement on Form S-4, file No. 333-120954, filed on December 2, 2004)

Exhibit 2.2 - Joinder Agreement, dated as of January 27, 2005, by and among Sears Holdings Corporation, Kmart Acquisition Corp., Sears Acquisition Corp., Kmart Holding Corporation and Sears, Roebuck and Co., (incorporated by reference to Exhibit 2.2 of Sears Holdings Corporation's Amendment No. 2 to the Registration Statement on Form S-4, file No. 333-120954, filed on January 31,
2005)

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

Exhibit 10.20 - Employment Agreement dated as of January 1, 2004, between Kmart Management Corporation and John Goodman (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

Exhibit 10.21 - Employment Agreement dated as of February 27, 2004, between Kmart Management Corporation and Paul Guagliardo "Guyardo" (previously filed as
Exhibit 10.21 to the Company's Annual Report on Form 10-K, dated March 18, 2004 and incorporated herein by reference)

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

Exhibit 10.26 - Kmart Management Corporation Restricted Stock Agreement with Paul Guagliardo "Guyardo" (filed herewith)

Exhibit 10.27 - Employment Agreement dated as of June 1, 2004, between Kmart Management Corporation and David Whipple (previously filed as Exhibit 10.1 to the Company's Quarter Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

Exhibit 10.28 - Asset Purchase Agreement dated as of June 29, 2004, between Kmart Corporation and Sears, Roebuck and Co. (previously filed as Exhibit 10.2 to the Company's Quarter Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

Exhibit 10.29 -Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended July 28, 2004, and incorporated herein by reference)

Exhibit 10.30 - First Amendment to Letter of Credit Agreement, dated as of August 13, 2004 among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

Exhibit 10.31 - Employment Agreement dated as of October 18, 2004, between Kmart Holding Corporation and Aylwin B. Lewis (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004 and incorporated herein by reference)

Exhibit 10.32 - Julian C. Day Separation Agreement, dated as of October 18, 2004 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

Exhibit 10.33 - Credit Agreement, dated as of May 6, 2003, as amended and restated as of October 7, 2004, among Kmart Corporation as Borrower, the other Credit Parties signatory thereto, as Credit Parties, the Lenders signatory thereto, from time to time, as Lenders, and General Electric Capital Corporation, as Administrative Agent, Co-Collateral Agent and Lender, GECC Capital Markets Group, Inc., as Co-Lead Arranger and Co-Book Runner, Fleet Retail Finance Inc., as Syndication Agent, Co-Collateral Agent and Lender, Fleet Securities, Inc., as Co-Lead Arranger and Co-Book Runner, GMAC Commercial Finance LLC, as Co-Documentation Agent and Wells Fargo Foothill Inc. as Co-Documentation Agent (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, for the period ended October 27, 2004, and incorporated herein by reference)

Exhibit 10.34 - Employment Agreement dated as of November 16, 2004, among Alan
J. Lacy, Kmart Holding Corporation and Sears, Roebuck and Co. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, dated as of November 16, 2004, and incorporated herein by reference)

Exhibit 10.35 - Harold W. Lueken Separation Agreement, dated as of January 26, 2005 (filed herewith)

Exhibit 10.36 - Second Amendment to Letter of Credit Agreement, dated as of December 23, 2004, among Kmart Corporation, Bank of America, National Association and Fleet National Bank as issuing banks (filed herewith)

Exhibit 10.37 - Agreement, dated January 31, 2005, among Kmart Holding Corporation, Sears Holdings Corporation, ESL Partners, L.P., ESL Investors, L.L.C., ESL Institutional Partners, L.P. and CRK Partners II, L.P. (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated January 31, 2005 and incorporated herein by reference)

Exhibit 10.38 - Five-Year Credit Agreement, dated as of February 22, 2005, among Sears Holdings Corporation, and Sears Roebuck Acceptance Corp. and Kmart Corporation as borrowers, and the banks, financial institutions and other institutional lenders (the "Initial Lenders") listed on the signature pages thereof, Citicorp USA, Inc. and Bank of America, N.A. as syndication agents, Barclays Bank PLC, Lehman Commercial Paper Inc., HSBC Bank USA, Merrill Lynch Bank USA, Morgan Stanley Bank, The Royal Bank of Scotland, PLC and Wachovia Bank National Association as documentation agents and J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC as lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A., as administrative agent for the Initial Lenders (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated February 22, 2005 and incorporated herein by reference)

Exhibit 21 - Kmart Holding Corporation List of Significant Subsidiaries

Exhibit 23.1 - Consent of Independent Registered Public Accounting Firm

Exhibit 23.2 - Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 - Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended

Exhibit 31.2 - Certification Pursuant to Rule 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934, as Amended

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 - Support Agreement and Irrevocable Proxy, dated as of November 16, 2004, among certain affiliates of ESL Investments, Inc., Kmart Holding Corporation and Sears, Roebuck and Co. (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated as of November 16, 2004, and incorporated herein by reference)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2005.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                            Kmart Holding Corporation


                             By: /s/ Aylwin B. Lewis
                ------------------------------------------------
                                 Aylwin B. Lewis
                      President and Chief Executive Officer
                          (Principal Executive Officer)


                          By: /s/ James D. Donlon, III
                ------------------------------------------------
                              James D. Donlon, III
                 Senior Vice President, Chief Financial Officer
                          (Principal Financial Officer)


                             By: /s/ James F. Gooch
                ------------------------------------------------
                                 James F. Gooch
                           Vice President, Controller
                         (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 9, 2005.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                              /s/ Edward S. Lampert
             -------------------------------------------------------
              Edward S. Lampert, Chairman of the Board of Directors


/s/ E. David Coolidge, III              /s/ Steven T. Mnuchin
-------------------------------------   ----------------------------------------
E. David Coolidge, III, Director        Steven T. Mnuchin, Director


/s/ William C. Crowley                  /s/ Ann N. Reese
-------------------------------------   ----------------------------------------
William C. Crowley, Director            Ann N. Reese, Director


/s/ Julian C. Day                       /s/ Brandon G. Stranzl
-------------------------------------   ----------------------------------------
Julian C. Day, Director                 Brandon G. Stranzl, Director


/s/ William S. Foss                     /s/ Thomas J. Tisch
-------------------------------------   ----------------------------------------
William S. Foss, Director               Thomas J. Tisch, Director


/s/ Aylwin B. Lewis
-------------------------------------
Aylwin B. Lewis, Director

                                  EXHIBIT INDEX

Exhibit
 Number   Description
-------   -----------
 10.26    Kmart Management Corporation Restricted Stock Agreement with Paul
          Guagliardo "Guayardo"

 10.35    Harold W. Lueken Separation Agreement, dated as of January 26, 2005

 10.36    Second Amendment to Letter of Credit Agreement, dated as of December
          23, 2004, among Kmart Corporation, Bank of America, National
          Association and Fleet National Bank as issuing banks

 21       Kmart Holding Corporation List of Significant Subsidiaries

 23.1     Consent of Independent Registered Public Accounting Firm

 23.2     Consent of Independent Registered Public Accounting Firm

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